Form 10-K
period 1995-12-31
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 1996-04-01
CIK 839614

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15 (d) of the
  Securities Exchange Act of 1934
For the fiscal year ended December 31, 1995
                               or
[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
  Securities Exchange Act of 1934

For the transition period from                to

Commission File Number 33-24129

Historic Preservation Properties 1989 Limited Partnership
(Exact name of registrant as specified in its charter)

          Delaware                              04-3021042
(State or other jurisdiction                  (I.R.S. Employer
    of incorporation or                       Identification No.)
      organization)

Batterymarch       Park      II,      Quincy,       Massachusetts
02169
(Address of principal executive offices)                     (Zip
Code)

Registrant's  telephone number, including area code:  (617)  472-1000

Former Address:  One Liberty Square, Boston, MA 02109

Securities  registered  pursuant to Section  12(b)  of  the  Act:
None.

Securities  registered  pursuant to Section  12(g)  of  the  Act:
None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes  X        No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K  or any amendment to this Form 10-K.                          [
]

Voting  stock  held  by non-affiliates of  the  registrant:   Not
Applicable.

This Form 10-K does not include an independent auditors' report for the year ended December 31, 1995.

              DOCUMENTS INCORPORATED BY REFERENCE



Part of the Form 10-K         Document
into which Incorporated       Incorporated by Reference

I                             Prospectus of the registrant
                               dated December 19, 1988 (the
                               "Prospectus").

III                           The Prospectus.

   HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                     1995 FORM 10-K ANNUAL REPORT

                          TABLE OF CONTENTS
                                                          Sequential
                                                Page No.   Page No.

PART I

     Item 1    Business                            K-3        4
     Item 2    Properties                          K-5        6
     Item 3    Legal Proceedings                   K-5        6
     Item 4    Submission of Matters to a
                 Vote of Unit Holders              K-6        7

PART II

     Item 5    Market for the Registrant's
                 Units and Related Unit
                 Holder Matters                    K-7        8
     Item 6    Selected Financial Data             K-7        8
     Item 7    Management's Discussion and
                 Analysis of Financial
                 Condition and Results of
                 Operations                        K-8        9
     Item 8    Financial Statements and
                    Supplementary    Data          K-16       17
     Item 9    Changes In and Disagreements
                 with Accountants on Accounting
                 and Financial Disclosure          K-16       17

PART III

     Item 10   Director and Executive
                 Officer of the Registrant         K-16           17
     Item 11   Executive Compensation              K-18           19
     Item 12   Unit Ownership of Certain
                 Beneficial Owners and
                 Management                        K-18           19
     Item 13   Certain Relationships and
                 Related Transactions              K-19           20

PART IV

     Item 14   Exhibits, Financial Statement
                 Schedules and Reports on
                    Form    8-K                    K-19           20

SIGNATURE                                          K-20           21

SUPPLEMENTAL INFORMATION                           K-21           22
                                PART I
Item 1.   Business

Historic Preservation Properties 1989 Limited Partnership (HPP'89, also referred to as "the Partnership"), a Delaware limited partnership, was organized under the Delaware Revised Uniform Limited Partnership Act on September 1, 1988, for the purpose of investing in a diversified portfolio of real properties which qualified for rehabilitation tax credits (Rehabilitation Tax Credits) afforded by
Section  47  of  the Internal Revenue Code of 1986, as  amended  (the
Code),   and  rehabilitating  such  properties  (or  acquiring   such
properties  in  the  process of rehabilitation  and  completing  such rehabilitation) in a manner intended to render the cost of such rehabilitation eligible for classification as "Qualified Rehabilitation Expenditures", as such term is defined in the Code, and thus eligible for Rehabilitation Tax Credits. The Partnership was initially capitalized with contributions of $100 from its general partner and $100 from each of three initial limited partners. On September 2, 1988, the Partnership filed a Registration Statement on Form S-11, File Number 33-24129 (the Registration Statement), with the Securities and Exchange Commission (the Commission) with respect to the public offering of units of limited partnership interest (Units) in the Partnership. The Registration Statement, covering the offering of up to 100,000 Units at a purchase price of $1,000 per Unit (an aggregate of $100,000,000), was declared effective on December 19, 1988. The offering of Units terminated on December 29, 1989, at which time the Partnership had received gross offering proceeds of $26,588,000 from 2,505 investors.

The general partner of the Partnership is Boston Historic Partners Limited Partnership (the General Partner), a Massachusetts limited partnership. The general partners of the General Partner are (i) Portfolio Advisory Services, Inc. (PAS), a Massachusetts corporation organized for the purpose of acting as a general partner of the General Partner, and (ii) Terrence P. Sullivan (Sullivan). Limited partnership interests in the General Partner are held by investors unaffiliated with the General Partner (except for an approximately one-third limited partnership interest which is owned by Sullivan).

The Partnership does not have any employees. For the period January 1, 1995 through September 30, 1995, accounting, asset management and investor services for the Partnership were performed by PAS who received no fee but was reimbursed for operating costs of providing such services. The original contract with PAS was for one year, commencing July 1, 1993, and was extended through September 30, 1995.

On  October  1, 1995, HPP'89 engaged Claremont Management Corporation
(CMC), an unaffiliated Massachusetts Corporation, to provide asset management, accounting and investor services for an annual fee of $76,800 and reimbursement of all operating expenses of providing such services. The contract with CMC expires June 30, 1997 and is automatically renewed on a yearly basis unless otherwise terminated as provided for in the agreement.

The Partnership's only business is investing in real properties which have qualified for Rehabilitation Tax Credits. A presentation of information about industry segments is not applicable and would not be helpful in understanding the Partnership's business taken as a whole. The Partnership's investment objectives and policies are described on pages 28-36 of its Prospectus dated December 19, 1988 (the Prospectus) under the caption "Investment Objectives and Policies", which description is incorporated herein by this reference. The Prospectus was filed with the Commission pursuant to Rule 424 (b) on January 5, 1989.

As of December 31, 1995, the Partnership had invested an aggregate of $11,158,064 in three limited partnerships (collectively, the "Investee Partnerships"), each of which owned or acquired real properties, the rehabilitation of which has qualified for Rehabilitation Tax Credits. The Partnership has also invested $5,000,000 in a real property that the Partnership purchased directly. In conjunction with this direct purchase, the Partnership had placed a total of $2,000,000 in an escrow account with the mortgage lender for such property for the purpose of funding operating deficits until such time as there is sufficient cash flow from operations to do so.

As further discussed in Item 7, in January 1995 the Partnership consummated an agreement with the current holder of the mortgage to resolve a dispute regarding this escrow account and in March 1996, the Partnership completed a transaction to purchase the mortgage note, transfer the property to an entity which the Partnership has a 50% ownership interest, and refinance the property.

Each of the above mentioned properties was placed in service in December 1989. These properties are located in Jenkintown, Pennsylvania (Jenkins Court); Portland, Oregon (Portland Lofts); New Orleans, Louisiana (402 Julia); and St. Paul, Minnesota (the
Cosmopolitan).   As  of  December  31,  1995,  100%  of  the  Limited
Partners' capital contributions (net of selling commissions, organizational and sales costs, acquisition fees and reserves) had been invested in real property investments.

The Partnership invested in three of its properties through the acquisition of general partnership interests in the Investee Partnerships. In each of these cases (except for Jenkins Court, as discussed in Section 7), the Investee Partnership owns the fee interest in the property. Significant Investee Partnership decisions require the approval of both the Partnership and the other participating general partners. The Partnership has also directly invested and owns the fee interest in one additional property. All decisions with respect to the ownership and operating of such property are made by the Partnership. All the Investee Partnerships are subject to first mortgage loans (except for Jenkins Court, as discussed in Section 7). See Management's discussion and Analysis of Financial Condition and Results of Operations included as part of this Annual report on Form 10-K for further detail.

The Investee Partnerships are, and will continue to be, subject to competition from existing and future projects in the same areas. The success of the Partnership will depend on factors, many of which are beyond the control of the Partnership and which cannot be predicted at this time. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the projects are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs and government regulations. In addition, other risks inherent in real estate investment may influence the ultimate success of the Partnership, including (i) possible reduction of rental income due to an inability to maintain high occupancy levels or adequate rental levels, or (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, or a decrease in employment or adverse changes in real estate laws, including building codes. In particular, changes in federal and state income tax laws affecting real estate ownership or limited partnerships could have a material and adverse affect on the business of the Partnership.

Item 2.   Properties

See Item 1 above.

Item 3.   Legal Proceedings

The Partnership is not a party to, to the best knowledge of the General Partner, any material pending legal proceedings. The Investee Partnerships are subject to the following legal proceedings.

As discussed in Item 7, on November 23, 1994, the current holder of the Jenkins Court mortgage notes presented a demand for payment in full of the balance of the notes and accrued interest thereon. On November 23, 1994, Jenkins Court filed a petition for relief under Chapter 11 of the federal bankruptcy laws in United States Bankruptcy Court for the jurisdiction of the Eastern District of Pennsylvania.

On August 31, 1995, Jenkins Court and the mortgage holder entered into a settlement agreement to resolve the bankruptcy litigation. As part of the settlement agreement, Jenkins Court transferred the deed and title to the property to the mortgage holder in lieu of foreclosure proceedings. The mortgage holder agreed to release Jenkins Court and its guarantors for the entire indebtedness and Jenkins Court received $25,000 to pay certain professional fees incurred during the bankruptcy proceedings.

Although Jenkins Court no longer owns its investment property and will no longer have property operations, the Jenkins Court partnership will remain in existence until the resolution of certain partnership assets and liabilities.

Also, as mentioned in Item 7, on November 11, 1994 the current holder of the mortgage note and an unsecured note of Portland Lofts filed judicial foreclosure proceedings against Portland Lofts for non-payment of the unsecured note. Portland Lofts' successfully contested through the court the right of the current holder to foreclose on the property. Portland Lofts' position was that the default claimed on the unsecured note does not constitute a default on the mortgage note. On August 25, 1995, the court issued a summary judgment in favor of Portland Lofts.

However, the current holder continues to pursue the payment of the $550,000 unsecured note through litigation. While this case is still in the discovery phase, debt service payments on the unsecured note have been paid by Portland Lofts and accepted by the current holder. The current holder maintains that acceptance of debt service payments does not constitute a waiver of its rights under the note. Portland Lofts continues to negotiate with the current holder to resolve the dispute out of court. The result of such negotiations or a court decision cannot be determined at this time.

To  the best knowledge of the General Partner, neither 402 Julia  nor
the   Cosmopolitan   is  subject  to  any  material   pending   legal
proceedings.

Item 4.   Submission of Matters to a Vote of Unit Holders.

No matters were submitted to a vote of Unit holders.
                               PART II

Item 5.   Market  for  Registrant's  Units and  Related  Unit  Holder
          Matters.

(a)  There  is  no active market for the Units and no such market  is
     expected  to  develop.   Trading in the Units  is  sporadic  and
     occurs solely through private transactions.

(b)  As of March 20, 1996, there were 2,519 holders of Units.

The Amended and Restated Agreement of Limited Partnership (the Partnership Agreement) requires that any Cash Flow (as defined therein) be distributed quarterly to the investor limited partners (Limited Partners) in specified proportions and priorities and that Sale or Refinancing Proceeds (as defined therein) be distributed as and when available. There are no restrictions on the Partnership's present or future ability to make distributions of Cash Flow or Sale or Refinancing Proceeds. For the years ended December 31, 1995 and 1994, no distributions of Cash Flow or Sale or Refinancing Proceeds were paid or accrued to the Limited Partners.

Item 6.   Selected Financial Data.


                                     Periods Ended December 31,

                                  1995        1994         1993
                             (Unaudited)  (Unaudited)  (Unaudited)

Revenues                     $ 2,164,691  $ 2,187,421  $ 2,074,655

Net Loss                     $(1,928,010) $(1,391,927) $(1,476,662)

Net Loss per weighted
  average Unit outstanding   $    (71.79) $    (51.83) $    (54.98)

Total Assets as of
  December 31                $17,160,719  $19,092,470  $19,495,840

Long Term Debt, excluding
  discount as of Dec. 31,    $17,579,606  $18,496,144  $17,884,892

Cash Distributions per
  weighted average Unit      $      0.00  $      0.00  $      0.00
  outstanding


______________________________________________________
See Item 7 for a discussion of the factors that may materially affect the foregoing information in future years.
Item 7.   Management's   Discussion   and   Analysis   of   Financial
          Condition and Results of Operations.

Liquidity and Capital Resources. The Partnership terminated its offering of Units on December 29, 1989, at which time Limited
Partners had purchased 26,588 Units, representing gross capital contributions of $26,588,000. As of December 31, 1995, the Partnership had invested an aggregate of $11,158,064 in three Investee Partnerships which owned or acquired real properties, the rehabilitation of which has qualified for Rehabilitation Tax Credits. The Partnership has also invested $5,000,000 in real property that the Partnership has purchased directly and was required to place a total of $2,000,000 in an escrow account with the mortgage lender for this property for the purpose of funding operating deficits. The disposition of this escrow account in January 1995 is discussed below. In August 1995, the title and deed to the Jenkins Court property was transferred to mortgage holder. The Partnership had invested $6,563,064 in Jenkins Court.

Such amounts contributed represent approximately 100% of the Limited Partners' capital contributions after deduction of selling commissions, organizational and sales costs, acquisition fees and reserves. The Partnership does not expect to make any additional investments in new real estate.

In December 1992, the Cosmopolitan's original mortgage lender was purchased by Mellon Bank, N.A., the current holder of the mortgage, which continues to service the mortgage loan and hold the escrowed funds.

On January 5, 1995, the Partnership consummated The Second Amendment to Loan Agreement (Second Amendment) with the holder of the
Cosmopolitan's mortgage to resolve a dispute over the funds of the escrow account. The Partnership maintained that the interest earned from the escrow account and the overfunding should be paid to the Partnership. The holder maintained that interest earned was additional security on the mortgage note. The terms of the Second Amendment allow the Partnership to be paid the overfunded amount and the interest earned on the escrow account, (totaling approximately $421,000). Also, the Partnership received an option to purchase the mortgage note for the fair market value of the property. In exchange, the Partnership released the principal funds in the escrow account (approximately $1,311,000) as a payment to the outstanding mortgage balance and agreed to reduce the maturity date from December 18, 1999 to December 18, 1996. In summary, at the January 1995 closing of the Second Amendment, the Partnership received approximately $286,000 and released funds of approximately $1,311,000 for payment of mortgage principal and approximately $15,000 for payment of finance fees. As discussed below, the Partnership was paid the approximately $123,000 remaining in the escrow account in March 1996 when the mortgage note was purchased.

Subsequently,  on  March  20,  1996,  the  Partnership  completed   a
transaction   by  which,  simultaneously,  the  mortgage   note   was
purchased, the property was transferred to an entity which the Partnership was a 50% owner, and the property was refinanced. As part of the transaction, the Partnership contributed title and deed of the property to the Cosmopolitan at Mears Park, LLC (CMP), a Delaware limited liability company, for a 50% ownership interest in CMP. An affiliate of CMC contributed $650,000 in cash to CMP for a 50% ownership interest in CMP. CMP obtained a $7,000,000 mortgage note on the property from a new lender. On the March 20, 1996 transaction date, the previous holder of the Cosmopolitan's mortgage was paid $7,650,000, the agreed upon purchase price of the mortgage note. In 1996, the transaction will result in a gain on forgiveness of debt of approximately $10,000,000 and a loss on transfer of the property of approximately $9,100,000 to the Partnership. Also, the transaction will not generate any recapture of Rehabilitation Tax
Credits to the Partnership in 1996. The new mortgage note on the property: bears interest at 9.14%; amortizes over a 25 year schedule; requires monthly payments of principal and interest, real estate tax escrow and replacement reserve payments of $59,416, $28,069 and $4,250, respectively; and matures in April 2003, at which time all unpaid principal and accrued interest is due. The
Partnership will account for its investment in CMP on the equity method of accounting.

As of December 31, 1995, the Partnership had approximately $788,600 of total cash, of which approximately $526,000 was not insured by the Federal Deposit Insurance Corporation.

As of December 31, 1995, the Partnership had reserved approximately $202,200 for the property operations, approximately $94,200 for security deposits, and approximately $123,100 for working capital of the Cosmopolitan. Also, as of December 31, 1995, the Partnership had approximately $246,500 of unrestricted cash allocated for Partnership reserves and administrative operating expenses, as well as approximately $122,600 of restricted reserves which the Partnership will receive as part of the purchase of the mortgage note and refinancing of March 1996, as discussed above.

The Partnership does not expect to further strengthen its short term liquidity position through cash flow from the Investee Partnerships. Based on preliminary budgetary analysis, the Partnership does expect to receive some cash flow distributions from CMP.

As further discussed later under Results of Operations, Jenkins Court transferred deed and title of its investment property to the holder of the mortgage on August 31, 1995. Also, the holder of the mortgage note and an unsecured note on Portland Lofts continues to pursue payment of the $500,000 unsecured note through litigation.

Portland Lofts and 402 Julia have reached stabilized occupancy levels which currently allow each of these Investee Partnerships to pay respective operating and debt service obligations. However, until market conditions improve allowing for increased rental rates, these Investee Partnerships will not generate any additional cash flow to distribute to the Partnership. The Cosmopolitan, which, through March 20, 1996, the date of refinancing, was financed with a mortgage which requires payment of the lesser of cash flow or a 7% fixed interest rate, will not generate cash flow in excess of the 7% fixed interest rate and consequently, will not distribute cash flow to the Partnership through March 20, 1996. After refinancing, the Partnership expects to receive some cash flow distribution from CMP in 1996.

On September 16, 1993, the Partnership sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. The Partnership's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale require an initial payment of $100,000 which was paid in September 1993, followed by annual payments of $3,500 from 1994 to 2016 and a final payment of $4,500 in 2017. In 1993, the Partnership recognized a loss of $56,620 on the sale of one-third of its interest in 402 Julia. As of December 31, 1995, one-third of the Investment Tax
Credits earned and fully vested from 402 Julia by the Partnership equals $83,770. The sale transaction did not generate any Investment Tax Credit recapture.

The Partnership is seeking other alternatives to build its reserves which include, but are not limited to, the sale of the remaining interest in 402 Julia. If the Partnership fails to secure additional reserves, it may result in significant adverse consequences to the Partnership including its inability to continue in business.

Cash flow generated from the Partnership's investment properties and the Partnership's share of the proceeds from the sale of such properties is expected to be the source of future long-term liquidity.

Results of Operations. The Partnership's allocable share of operating losses in the Investee Partnerships ranges from 65% to 99%. Losses allocated from the Investee Partnerships to the Partnership totaled approximately $16,000 in 1995 which represents the loss from 402 Julia of approximately $13,000 and includes amortization of approximately $3,000. Generally, under the equity method of accounting, an investment may not be carried below zero. Accordingly, since the Jenkins Court and Portland Lofts investments were fully reserved for in 1990, the Partnership has not recorded it's share of losses beyond its 1992 investment in and advances to these Investee Partnerships. At December 31, 1995, $1,330,000 of losses are unrecorded for Portland Lofts, respectively. In the future, income from Portland Lofts will not be recorded until all the unrecorded losses have been offset.

The Partnership incurred total losses under generally accepted accounting principles of approximately $1,928,000 in 1995, including its allocable share of loss from an Investee Partnership of approximately $16,000. Since inception, the Partnership has received $4,351,001 of Rehabilitation Tax Credits from its direct interest in the St. Paul, Minnesota property and was allocated an additional $4,861,910 from its Investee Partnerships. Such amounts were in turn allocated to the Partnership's partners.

In general, the Investee Partnerships and the real property directly owned have completed the lease-up phase. Three properties have essentially met leasing expectations albeit, in some cases at rents below original expectations, while one had slower leasing than was originally projected.

402 Julia has had better than 90% occupancy levels since July 1990 and was approximately 92% leased at December 31, 1995. This 24 unit residential building has benefited from a relatively strong New Orleans market.

The Cosmopolitan had leased approximately 98% of its units at December 31, 1995, and has met occupancy projections. This 255 unit property operates in a very competitive lowertown St. Paul market and has steadily leased up since 1992. Consequently, rental income of the Partnership increased from $1,941,548 in 1993 to $1,975,795 in 1994 to $2,043,735 in 1995. Also, increased rental operations resulted in increased expenses, particularly expenses associated with utilities and real estate taxes. This property was financed through March 20, 1996 (date of refinancing) with a long term, favorable rate mortgage which included required debt service payments of cash flow only during the first three years and the lesser of cash flow or a 7% fixed interest rate, and during the fourth year through maturity, if amounts paid for debt service were less than the contract interest rate, the unpaid amount was added to the mortgage balance. Debt service required in 1995 under the cash flow mortgage was approximately $1,233,000, of which approximately $865,000 has been paid and approximately $368,241 has been added to the principal of the mortgage note.

As  noted in the Liquidity and Capital Resources section, on  January
5, 1995, the Partnership resolved a dispute with the holder of the Cosmopolitan's mortgage over certain amounts in an escrow account.

As a result, the Partnership was provided with certain funds from the escrow account and the opportunity to purchase the mortgage note at the fair market value of the property, in exchange for the release of the principal funds from the escrow account as a payment toward the mortgage principal and a reduction of the mortgage term by three years.

Also, as noted in the Liquidity and Capital Reserves section, on March 20, 1996 the Partnership completed a transaction whereby it paid the purchase price of the mortgage note with the previous holder, transferred deed and title to the Cosmopolitan property to a new entity for a 50% ownership interest, and secured new financing on the property. There was no recapture of Rehabilitation Tax Credits as a result of this transaction.

Jenkins Court, a 174,000 square foot property, like many commercial buildings throughout the country, has had slower leasing results and received lower rents than originally projected. As a result, this property had difficulty meeting the obligations on its construction loan and did not have the necessary funds to complete tenant fitout for the remainder of the building.

On July 2, 1992, Jenkins Court entered into the Second Amended and Restated Agreement (the Amended Agreement) with the lender which in summary, forgave approximately $4,033,000 of accrued interest, late fees and extension fees, divided the construction loan into two separate promissory notes (Promissory Notes A and B), and required Jenkins Court to set up escrow accounts for debt service shortfall and for real estate taxes and contractual lease buyouts of obligations to former landlords of existing tenants.

Both Promissory Note A and Promissory Note B had a maturity date of June 15, 1993. However, upon the lender's satisfaction that certain terms and conditions have been fulfilled, the lender shall have the right to extend the maturity date for two periods of one year each. The extension terms and conditions included, but were not limited to:
1) compliance with all covenants in the Amended Agreement, and 2) a payment of $250,000 for each one year extension period which will be deposited into a restricted replacement account held by the lender for future use by Jenkins Court. As discussed later in this section, the lender extended the maturity date of Promissory Notes A and B on June 15, 1993.

Promissory Note A originally consisted of $12,200,000 of principal outstanding under the original loan plus up to $1,478,171 which may be advanced by the lender to Jenkins Court for new tenant improvements as required. Monthly payments of principal and interest are based upon a 25 year amortization period. The note bore interest at 7.25% for the first year, and was to bear interest at the lender's cost of funds rate, as defined, plus 2% for each extension period, if applicable. As discussed later in detail in this section, the interest rate for the first extension period was amended in June 1993.

Promissory Note B originally consisted of the remaining $9,260,092 of outstanding principal due under the original construction loan. Monthly payments will be calculated based on Net Operating Income, as defined in the Amended Agreement, reduced by debt service payments made pursuant to Promissory Note A and replenishments to the escrow accounts. This note provides for an interest rate of 7.75% for the first year, 8.75% for the second year and 9.75% for the third year, if applicable. Any shortfall between all interest and other debt service payments due for any month and the actual monthly payment received by the lender shall accrue and be added to the outstanding principal balance of Promissory Note B.

On June 15, 1993, the lender extended the maturity date of the notes until June 15, 1994 under the following conditions. The required deposit of $250,000 to the restricted replacement account was deferred until maturity and shall be recorded and recognized as due and payable at that time. The interest rate of the outstanding balance of Promissory Note A was adjusted to 5.5%. The interest rate of any additional borrowings for Promissory Note A was adjusted to 1.5% above the lender's commercial lending rate.

The lender retained the option to rescind the entire Amended Agreement if Jenkins Court commenced or participated as an adverse party in any suit or proceeding against the lender relating to the original loan or the Amended Agreement. If such rescission took effect, all amounts previously forgiven and all amounts due would have been payable upon the lender's demand. In addition, subject to the provisions of the Amended Agreement, the lender reserved any and all rights and remedies which it may have had against any party pursuant to the original loan documents.

At any time after a Future Default Event or Maturity Date (both terms defined in the Amended Agreement), whichever first occurred, the lender may have requested that Jenkins Court deed the property to the lender in lieu of foreclosure.

Management of Jenkins Court was negotiating with the lender to extend the Notes to June 15, 1995. On September 30, 1994, the lender sold Notes A and B to a real estate investment entity, the current holder of the notes. Management of Jenkins Court entered negotiations with the current holder to extend or restructure the notes. On November 23, 1994, the current holder presented a demand for payment in full of the balance of the Notes and accrued interest thereon. On November 23, 1994, Jenkins Court filed a petition for relief under Chapter 11 of the federal bankruptcy laws in United States Bankruptcy Court for the jurisdiction of the Eastern District of Pennsylvania. Under Chapter 11, certain claims against the Partnership in existence prior to the filing of the petition for relief under federal bankruptcy laws were stayed while Jenkins Court continued business operations as Debtor-in-Possession. The acceptance of a plan of reorganization through the bankruptcy proceeding was highly unlikely and Jenkins Court had maximized the vesting of its remaining tax credits for 1995 on June 30, 1995.

As discussed in Item 3, Jenkins Court and the mortgage holder entered into a settlement agreement on August 31, 1995, to resolve the bankruptcy litigation. As part of the settlement agreement, Jenkins Court transferred the deed and title to the property to the mortgage holder in lieu of foreclosure proceedings. The transaction resulted
in  a  loss  on  transfer  of property of $1,142,247  in  1995.   The
mortgage holder agreed to release Jenkins Court and its guarantors for the entire indebtedness, Jenkins Court received $25,000 to pay certain professional fees incurred during the bankruptcy proceedings, and the case was dismissed from Federal Banckruptcy Court.The transfer of the deed and title resulted in the recapture of $44,451 of Rehabilitation Tax Credits in 1995.

Although Jenkins Court no longer owns its investment property and will no longer have property operations, the Jenkins Court partnership will remain in existence until the resolution of certain partnership assets and liabilities. These liabilities include approximately $94,000 of trade payables, as well as a $250,000 default loan and accrued interest thereon, which has been provided by HPP'89 and secured by the developer's interest in an unaffiliated limited partnership.

In 1990, HPP'89 reserved against its investment in Jenkins Court in the accompanying financial statements, reducing such investment to zero due to the substantial doubt that Jenkins Court would continue as a going concern.

HPP'89  might  be  liable as a general partner of Jenkins  Court  for certain creditor claims, with recourse to HPP'89, that cannot be satisfied by Jenkins Court or the developer general partner, and there might be adverse tax consequences to the Limited Partners of HPP'89. Rehabilitation Tax Credits relating to Jenkins Court, which are subject to recapture due to the transfer of the property to the mortgage holder, totaled $44,451 or 1.5% of the total $2,828,201 Rehabilitation Tax Credits allocated to HPP'89 from Jenkins Court.

Despite a residential market that is still recovering from the recent soft real estate market, at December 31, 1995, Portland Lofts reached 94% occupancy of residential units and approximately 96% occupancy of net rentable commercial space. Two new first class buildings that compete for tenants with our property had reduced their rents significantly in an effort to lease-up their buildings. These competitor actions had caused a review and the eventual reduction of Portland Loft's rents which had resulted in an increase in occupancy but at lower rents than originally projected. Construction was completed on the building's final phase in April 1991.

Portland Lofts' $6,800,000 construction loan matured on March 1, 1992. On June 30, 1992, Portland Lofts refinanced the construction loan through a variable rate mortgage note maturing on April 1, 1997. The note is collateralized by the property, rents and other income, and guaranteed by the developer general partner.

In July 1993, the mortgage loan and a $550,000 unsecured note were purchased by a real estate investment entity (the current holder of the mortgage and unsecured notes). The current holder claims that the unsecured note matured on March 1, 1992 and is in technical default. It is Portland Lofts' position that the maturity date of the unsecured note had been effectively extended to correspond to the maturity date of the mortgage note. Also, the current holder claims that a default for non-payment of the unsecured note constitutes a default of the mortgage note.

On October 7, 1994, the current holder demanded full payment of the unsecured note by November 10, 1994. The guarantors of the note maintained that they were unable to make full payment on the note. On November 11, 1994, the current holder filed judicial foreclosure proceedings against Portland Lofts for non-payment of the unsecured note. Portland Lofts successfully contested through the court the right of the current holder to foreclose on the property. Portland Lofts' position was that the default claimed on the unsecured note does not constitute a default on the mortgage note. On August 25, 1995, the court issued a summary judgment in favor of Portland Lofts.

However, the current holder continues to pursue the payment of the $550,000 unsecured note through litigation. While this case is still in the discovery phase, debt service payments on the unsecured note have been paid by Portland Lofts and accepted by the current holder. The current holder maintains that acceptance of debt service payments does not constitute a waiver of its rights under the note. Portland Lofts continues to negotiate with the current holder to resolve the dispute out of court. The result of such negotiations or a court decision cannot be determined at this time.

On June 30, 1995, Portland Lofts extended the maturity date of a $400,000 note payable which matured on February 28, 1994, and which is secured by the developer general partner's interest in an unrelated property. The note payable was originally extended until December 31, 1995, with the option to extend for five additional successive one year periods, and was further extended until December 31, 1996.

As mentioned above, court proceedings have been filed against Portland Lofts for nonpayment of the $550,000 unsecured note which the current holder maintains matured on March 1, 1992, and is in technical default. These factors, among others, continue to raise substantial doubt about Portland Lofts' ability to continue as a going concern. In 1990, HPP'89 reserved against its investment in Portland Lofts, reducing such investment to zero due to the substantial doubt about the Portland Lofts' ability to continue as a going concern. At December 31, 1995 and December 31, 1994, HPP'89 had unrecorded losses of approximately $1,330,000 and $1,089,000, respectively, associated with Portland Lofts.

In addition, if Portland Lofts were no longer able to continue as a going concern, HPP'89 might be liable as a general partner of Portland Lofts for certain creditor claims, with recourse to HPP'89, that cannot be satisfied by Portland Lofts or the developer general partner and there might be adverse tax consequences to the Limited Partners of HPP'89.

Inflation and Other Economic Factors

Recent economic trends have kept inflation relatively low, although the Partnership cannot make any predictions as to whether recent trends will continue. The assets of the Partnership are highly leveraged in view of the fact that each property is subject to a large construction or long-term first mortgage loan. Operating expenses and rental revenues of each property are subject to inflationary factors. Low rates of inflation could result in slower rental rate increases, and to the extent that these factors are outpaced by increases in property operating expenses (which could arise as a result of general economic circumstances such as an increase in the cost of energy or fuel, or from local economic circumstances), the operations of the Partnership could be adversely affected. Actual deflation in prices generally would, in effect, increase the economic burden of the mortgage debt service with a corresponding adverse effect.

High rates of inflation, on the other hand, raise the operating expenses for projects, and to the extent they cannot be passed on to tenants through higher rents, such increases could also adversely affect Partnership operations. Although, to the extent rent increases are commensurable, the burden imposed by the mortgage leverage is reduced with a favorable effect. Low levels of new construction of similar projects and high levels of interest rates may foster demand for existing properties through increasing rental income and appreciation in value.

Item 8.   Financial Statements and Supplementary Data.

See the Financial Statements of the Partnership included as part of this Annual Report on Form 10-K.

Item 9.   Changes   in   and   Disagreements  with   Accountants   on
          Accounting and Financial Disclosure.

Previously disclosed in the Partnership's Report on Form 8-K which was filed on December 17, 1991.
                               PART III

Item 10.  Director and Executive Officer of the Registrant.

                              (a) and (b)  Identification of Director
          and Executive Officer.

The following table sets forth the name and age of the director and executive officer of PAS and the offices held by such person.

   Name                       Office             Age

Terrence P. Sullivan    President and Director    49

Mr. Sullivan has served as a director and executive officer of PAS, which is a general partner of the General Partner since November 1986. Since that time, he has also been a general partner of the General Partner. He will continue to serve in the capacity indicated above until his successor is elected and qualified. Mr. Sullivan is also an executive officer of Boston Capital Planning Group, Inc. (Boston Capital Planning), a Massachusetts corporation.


          (c)  Certain Significant Employees.

               None.

          (d)  Family Relationships.

               None.

          (e)  Business Experience.

The background and experience of the executive officer and director of PAS and Boston Capital Planning identified above in Items 10(a) and 10(b) is as follows:

Terrence P. Sullivan, 49, is the founder and sole shareholder of Boston Capital Planning, a financial consulting and real estate syndication firm, and its wholly-owned subsidiary, Boston Bay Capital, Inc. (Boston Bay Capital). Founded in 1979, Boston Bay
Capital was an NASD-Registered broker/dealer specializing in placement of interests in real estate limited partnerships which own historic and restoration properties. From 1979 through December 31, 1986, Boston Bay Capital participated in the placement of limited partnership interests in 98 real estate programs, over 60 of which were historic rehabilitation or restoration partnerships, placing a total of approximately $140,000,000 in equity. In addition, Boston Bay Capital served as dealer manager in connection with the sale of Units of limited partnership interest in Historic Preservation Properties Limited Partnership, Historic Preservation Properties 1988 Limited Partnership, the Partnership, and Historic Preservation Properties 1990 L.P. Tax Credit Fund, four public programs sponsored by the General Partner and an affiliate of the General Partner. Such public programs sold an aggregate of approximately $82 million of Units of limited partnership interest. From 1972 to 1978, Mr. Sullivan was Tax Shelter coordinator for the Boston office of White, Weld & Co., Inc., an investment banking firm. Mr. Sullivan graduated from Worcester Polytechnic Institute in 1968 with a Bachelor of Science degree in mechanical engineering.

He received a Masters in Business Administration from the University of Massachusetts (Amherst) in 1971. Mr. Sullivan serves as a general partner of BBC Restoration Properties Limited Partnership and BBC Restoration Properties II Limited Partnership. In addition, an entity controlled by Mr. Sullivan serves as the general partner of Institutional Credit Partners Limited Partnership (ICP), a partnership organized to invest in a diversified portfolio of properties which qualify for low-income housing tax credits, Rehabilitation Tax Credits, or both. In 1989, ICP completed a private placement of $5,790,000 of limited partnership interest to corporations and other institutional investors.

          (f)  Involvement in Certain Legal Proceedings.

               None.

Item 11.  Executive Compensation.

The director and executive officer of PAS and Boston Capital Planning receives no remuneration from the Partnership.

Under the Partnership Agreement, the General Partner and its affiliates are entitled to receive various fees, expense reimbursements, commissions, cash distributions, allocations of taxable income or loss and tax credits from the Partnership. The amounts of these items and the times at which they are payable to the General Partners and their affiliates are described on pages 13-15 and 36-39 of the Prospectus under the captions "Management
Compensation" and "Cash Distributions and Net Profits and Net Losses", respectively, which descriptions are incorporated herein by this reference.

The following table sets forth the amount of expense reimbursements which the Partnership paid to or accrued for the account of the General Partner and its affiliates for the years ended December 31, 1995, 1994 and 1993:


Receiving      Type of               Amount of Compensation
Entity      Compensation           1995        1994        1993
                               (Unaudited) (Unaudited)(Unaudited)

General     Reimbursement of
Partner     Administrative
and/or      Expenses           $   67,955  $   92,126 $   47,688
Affiliates

            Total              $   67,955  $   92,126 $   47,688


For the years ended December 31, 1995, 1994 and 1993, the Partnership allocated to the General Partner unaudited taxable income loss of $20,545, $13,919 and $14,767, respectively. See Note 7 of Notes to Financial Statements for additional information about transactions between the Partnership and the General Partner and its affiliates.

Item 12.  Unit   Ownership   of   Certain   Beneficial   Owners   and
          Management.

          (a)     Unit  Ownership of Certain Beneficial Owners.

No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 20, 1996. Pursuant to the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

Under the Partnership Agreement, the right to manage the business of the Partnership is vested solely in the General Partner, although the consent of a majority in interest of the Limited Partners is required for the sale at one time of all or substantially all of the Partnership's assets and with respect to certain other matters. See
Item 1 above for a description of the General Partner and its general partners.

          (b) Unit Ownership of Management.

No director or executive officer of PAS, Boston Capital Planning or their affiliates had any beneficial ownership of Units as of March 20, 1996. However, a former Vice President of Boston Capital Planning purchased 20 Units ($20,000) in the Partnership during 1989. No officer or director of PAS or Boston Capital Planning, nor any general partner of the General Partner, nor any of their respective affiliates, possesses the right to acquire Units.

          (c) Change in Control.

There exists no arrangement known to the Partnership which may at a subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions.

See Note 7 of Notes to Financial Statements for information about transactions between the Partnership and the General Partner and its affiliates. See Item 11 above for information concerning the reimbursements which the Partnership paid to or accrued for the account of the General Partner and its affiliates for the years ended December 31, 1995, 1994 and 1993.
                               PART IV

Item 14.  Exhibits,  Financial Statement Schedules,  and  Reports  on
          Form 8-K.

   (a)    The following documents are filed as part of this report:

          1. Financial Statements - The Financial Statements listed on the accompanying Index to Financial Statements and Schedules are filed as part of this Annual Report.

          2. Financial Statement Schedules - The Financial Statement Schedules listed on the accompanying Index to Financial Statements is filed as part of this Annual Report.

          3. Exhibits - The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

          (b)Reports on Form 8-K - The Partnership did not file any Current Reports on Form 8-K during the fourth quarter of 1995.
                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 HISTORIC PRESERVATION PROPERTIES 1989
                 LIMITED PARTNERSHIP

                 By:  Boston Historic Partners Limited
                       Partnership, General Partner

                      By:  Portfolio Advisory Services,
                           Inc., General Partner

Date:  March 29, 1996           By:
                                     Terrence P. Sullivan,
                                      President

                      and


Date:  March 29, 1996      By:
                                Terrence P. Sullivan,
                                 General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                  Title


                           Individual General Partner of Boston
                           Historic Partners Limited
                           Partnership and President, Principal
Terrence P. Sullivan            Executive Officer and Director of
                           Portfolio Advisory Services, Inc.,
Date: March 29, 1996            General Partner of Boston Historic
                           Partners Limited Partnership.

                           Principal Financial and Principal
                           Accounting Officer of Portfolio
                           Advisory Services, Inc., General
Terrence P. Sullivan       Partner of Boston Historic Partners
                           Limited Partnership
Date: March 29, 1996

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

An annual report will be furnished to Unit holders subsequent to filing of this Form 10-K.