Form 10-Q
period 1996-03-31
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 1996-05-15
CIK 839614

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                           FORM 10-Q

[X]  Quarterly  Report Pursuant to Section 13 or 15  (d)  of  the Securities
Exchange Act of 1934 For the quarter ended    March  31, 1996
               or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Registrant's telephone number, including area code (617) 472-1000

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


Voting stock held by non-affiliates of the registrant:  Not
Applicable.


   HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                           FORM 10-Q

                         MARCH 31, 1996

                       TABLE OF CONTENTS




                                                       Page


PART  I  -  FINANCIAL INFORMATION

     Financial Statements

       Balance Sheets                                        3

       Statements of Operations                              4

       Statements of Partners' Equity (Deficiency)           5

       Statements of Cash Flows                              6

       Notes to Financial Statements                         7-15

     Management's Discussion and Analysis of Financial
           Condition  and  Results  of Operations            16-19

PART II -  OTHER INFORMATION                                 20

           Financial  Data Schedule-Exhibit     27           21

           Signatures                                        22














        HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                             BALANCE SHEETS

                  MARCH 31, 1996 AND DECEMBER 31, 1995

                               (UNAUDITED)


                                  ASSETS
                                                1996         1995
INVESTMENT IN REAL ESTATE:
   Building and building improvements       $        -     $ 15,922,298
   Land and land improvements                        -        1,171,079
   Furniture and equipment                           -          526,875

                                                             17,620,252
   Accumulated depreciation                          -       (2,853,348)

                                                     -       14,766,904

INVESTMENTS IN INVESTEE ENTITIES             4,580,772        3,923,802
   Less  reserve  for  realization of
   investments in  Investee  Entities       (3,469,267)      (3,469,267)

                                             1,111,505          454,535

CASH,  of  which  $542,088  was
       restricted  in  1995                    151,137          788,602
DEFERRED EVALUATION AND ACQUISITION COSTS,
   net  of  accumulated amortization
   of $186,640  in  1995                             -        1,057,739

OTHER        ASSETS                             92,075           92,939

                                       $     1,354,717      $17,160,719


                     LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
   Mortgage  payable                   $             -     $ 17,579,606
   Less discount on mortgage payable                 -       (1,059,719)

                                                     -       16,519,887

  Accounts payable                               2,858            5,366
  Accrued expenses and other liabilities        26,940          262,618
          Total liabilities                     29,798       16,787,871

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY
  Limited Partners' Equity-Units of Investor
  Limited Partnership Interest, $1,000 stated
  value per Unit-Issued  and outstanding 26,588
  units                                       1,543,005          600,455
  General   Partner's   equity   (deficiency)  (218,086)        (227,607)

       Total   partners'   equity             1,324,919          372,848

                                 $            1,354,717    $  17,160,719



     The accompanying notes are an integral part of these financial statements.

                                    3
        HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                        STATEMENTS OF OPERATIONS

           FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                               (UNAUDITED)


                                                1996         1995
REVENUES:
   Rental  income                 $          533,027       $ 506,855
   Interest and other income                  12,347          29,408

                                             545,374         536,263

EXPENSES:
  Operating and administrative                36,863          29,218
  Professional fees                           14,895           5,000
  Depreciation and amortization              124,804         130,885
  Property operating expenses:
     Payroll services                         52,597          48,890
     Utilities                                84,691          73,477
     Real estate taxes                        85,698          87,008
     Other  operating                         87,266          97,226

                                             486,814         471,704

INCOME FROM OPERATIONS BEFORE INTEREST
  EXPENSE,  EQUITY IN INCOME (LOSS) OF
  INVESTEE PARTNERSHIP AND GAIN ON
  TRANSFER OF OWNERSHIP INTEREST IN
  INVESTMENT IN REAL ESTATE                   58,560          64,559

INTEREST EXPENSE                            (507,513)       (383,067)

EQUITY IN INCOME (LOSS) OF INVESTEE
 ENTITY                                        6,970         (10,410)

GAIN ON TRANSFER OF OWNERSHIP INTEREST IN
   INVESTMENT  IN  REAL ESTATE TO INVESTEE
   ENTITY                                  1,394,054                -

NET  INCOME  (LOSS)                   $      952,071         (328,918)

NET INCOME (LOSS) ALLOCATED TO GENERAL
    PARTNER                           $        9,521   $       (3,289)

NET  INCOME (LOSS) ALLOCATED TO LIMITED
    PARTNERS                          $      942,550   $     (325,629)

NET INCOME (LOSS) PER UNIT OF INVESTOR
    LIMITED  PARTNERSHIP INTEREST,
    BASED ON 26,588 UNITS             $        35,45   $       (12.25)
    OUTSTANDING





The accompanying notes are an integral part of these financial statements.

                                    4
       HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

              STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)

             FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND

                  FOR THE YEAR ENDED DECEMBER 31, 1995

                               (UNAUDITED)

                          Units of
                          Investor          Investor
                          Limited           Limited        General
                          Partnership       Partners'     Partner's
                          Interest           Equity        (Deficiency)   Total
BALANCE,December 31,1994     26,588     $  2,509,185     $ (208,327)    $2,300,858

    Net  loss                     -       (1,908,730)       (19,280)    (1,928,010)

BALANCE,December  31,1995    26,588          600,455       (227,607)       372,848

    Net   income                  -          942,550          9,521        952,071

BALANCE,  March 31, 1996     26,588    $   1,543,005      $(218,086)    $1,324,919



















     The accompanying notes are an integral part of these financial statements.

                                    5
        HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                        STATEMENTS OF CASH FLOWS

           FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                               (UNAUDITED)


                                                     1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                 $ 952,071     $(328,918)
 Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
  Depreciation and amortization                      124,804       130,885
  Amortization of discount on mortgage payable       233,893        81,496
  Gain on transfer of ownership interest in
    investment in real estate to investee entity  (1,394,054)            -
  Deferred interest expense added to
    the principal of mortgage payable                104,085        92,934
  Equity in (income) loss in investee entity          (6,970)       10,410
  Increase in due from investee entity                     -        (5,100)
  Increase in other assets                           (29,429)      (14,810)
  Increase in accounts payable                        (2,508)       (8,019)
  Increase in accrued expenses and other liabilities  37,904        69,003
     Net cash provided by operating activities        19,796        27,881

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of furniture and equipment              (2,694)            -
  Cash payment at transfer of ownership interest in
     investment in real estate to investee entity   (654,567)            -
     Net   cash  used  in  investing  activities    (657,261)            -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of mortgage payable                              -    (1,310,625)

NET DECREASE IN CASH                                (637,465)   (1,282,744)

CASH, BEGINNING OF PERIOD                            788,60      2,213,934

CASH, END OF PERIOD                                 $151,137      $931,190

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                            $169,535      $222,213
  Noncash financing activity:
    During the three months ended March 31, 1996
    and 1995 interest expense not paid from net
    cash flow was added to the mortgage payable
    balance                                         $104,185      $ 92,934


  The accompanying notes are an integral part of these financial statements.

                                    6
(1)     Basis of Presentation

   The accompanying unaudited financial statements of Historic Preservation Properties 1989 Limited Partnership (HPP'89) have been prepared in accordance with generally accepted accounting principles for interim financial information and generally with instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting
principles   for  complete  financial  statements.   In  the   opinion   of
management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the unaudited financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1995 for HPP'89, as filed with the Securities and Exchange Commission.

(2)     General Partner

    The general partner of HPP'89 is Boston Historic Partners Limited Partnership (BHP), a Massachusetts limited partnership. BHP was formed in November 1986 for the purpose of organizing, syndicating and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships). As of March 31, 1996, BHP has established three such partnerships, including HPP'89.

(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies

    During 1989, HPP'89 acquired a general partnership interest in the Investee Partnerships, as well as a direct interest in a property located in St. Paul, Minnesota (Note 4). Each Investee Partnership placed a property in service in December 1989 and commenced initial leasing activity. HPP'89's current allocable percentage of operating losses in the Investee Entities (see below) ranges from 50% to 99%.

   As discussed in Note 4, in March 1996, HPP'89 completed a transaction by which the mortgage note on property directly owned was purchased and the property was refinanced. As part of the transaction, HPP'89 contributed title and deed of the property to a limited liability company in which HPP'89 maintains a 50% ownership interest.

    The Investee Partnerships and the Investee Limited Liability Company (see below) are herein collectively referred to as "the Investee Entities." Each of the Investee Entities' agreements is different but, in general, provides for a sharing of management duties and decisions among HPP'89 and the respective local general partners and certain priorities to HPP'89 with respect to return on and return of invested capital. Significant Investee Entity decisions require the approval of both HPP'89 and the local general partners or other manager/member. In addition, each Investee Entity has entered into various agreements with its local general partners, or their affiliates, to provide development, management and other services, for which the local general partners, other manager/member (or their affiliates), are paid fees by the respective Investee Entity.

    Following is summary information regarding the Investee Entities and HPP'89's investments therein:

    Jenkins Court Associates Limited Partnership (Jenkins Court) is a Delaware limited partnership formed on December 20, 1988 to acquire, construct, rehabilitate, operate and manage a 144,000 net rentable square foot five-story building and 30,000 net rentable square feet of new retail space, including storage areas and parking facilities, located at Old York Road and Rydal Road, Jenkintown Borough, Pennsylvania.



                                     7
(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

    HPP'89 contributed $6,563,064 through March 31, 1996, to the capital of Jenkins Court and acquired a general partnership interest therein. HPP'89's investment in Jenkins Court represented approximately 36% of the aggregate amount which HPP'89 had originally contributed to the capital of its three Investee Partnerships and to purchase its direct interest in the Cosmopolitan Building.

    Due to the slow leasing activity, Jenkins Court had difficulty making debt service payments on its construction loan since the origin of its loan. In July 1992, Jenkins Court and the lender entered into an agreement by which the construction loan was bifurcated into two notes and a substantial amount of accrued interest, late fees and extension fees was forgiven. In June 1993, the lender extended the maturity date of the notes to June 15, 1994.

    Management of Jenkins Court was negotiating with the lender to extend the Notes to June 15, 1995. On September 30, 1994, the lender sold Notes A and B to a real estate investment entity, the current holder of the notes. Management of Jenkins Court entered negotiations with the current holder to extend or restructure the notes. On November 23, 1994, the current holder presented a demand for payment in full of the balance of the Notes and accrued interest thereon. On November 23, 1994, Jenkins Court filed a petition for relief under Chapter 11 of the federal bankruptcy laws in United States Bankruptcy Court for the jurisdiction of the Eastern District of Pennsylvania. Under Chapter 11, certain claims against the Partnership in existence prior to the filing of the petition for relief under federal bankruptcy laws are stayed while Jenkins Court continues business operations as Debtor-in-Possession. The acceptance of a plan of reorganization through the bankruptcy proceeding was highly unlikely and Jenkins Court had maximized the vesting of the majority of its remaining tax credits on June 30, 1995.

   On August 31, 1995, Jenkins Court and the mortgage holder entered into a settlement agreement to resolve the bankruptcy litigation. As part of the settlement agreement, Jenkins Court transferred the deed and title to the property to the mortgage holder in lieu of foreclosure proceedings. The mortgage holder agreed to release Jenkins Court and its guarantors for the entire indebtedness and Jenkins Court received $25,000 to pay certain professional fees incurred during the bankruptcy proceedings. The transfer of deed and title of the property to the mortgage holder resulted in a recapture of Rehabilitation Tax Credits in 1995 of $44,451 to HPP'89, of which $44,007 was allocated to the Limited Partners of HPP'89. Tax credits allocated to the Limited Partners of HPP'89 totaling $2,758,113 were vested on or before June 15, 1995. Therefore, 98.4% of the Limited
Partners' tax credits were vested prior to the loss of the property.

    Although Jenkins Court no longer owns its investment property and will no longer have property operations, the Jenkins Court partnership will remain in existence until the resolution of certain partnership assets and liabilities. Partnership assets include approximately $312,000 of unsecured receivables from the developer and its affiliates; partnership liabilities include approximately $94,000 of trade payables, as well as a $250,000 default loan and accrued interest thereon which had been provided by HPP'89 and secured by the developer's interest in an unaffiliated limited partnership.

    HPP'89 has reserved against its investment in Jenkins Court in the accompanying financial statements, reducing such investment to zero due to the substantial doubt that Jenkins Court would continue as a going concern.

    Since Jenkins Court no longer owns its investment property, it is not expected to continue as a going concern. HPP'89 might be liable as a general partner of Jenkins Court for certain trade creditor claims, with recourse to HPP'89, that cannot be satisfied by Jenkins Court or the developer general partner.





                                     8
(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

    402 Julia Street Associates Limited Partnership (402 Julia) is a Delaware limited partnership formed on July 25, 1989 to acquire, construct, rehabilitate, operate and manage a 19,000 square foot site and the building situated thereon and to rehabilitate the building into 24 residential units and approximately 3,500 net rentable square feet of commercial space located thereon at 402 Julia Street, New Orleans, Louisiana. At March 31, 1996, 402 Julia had leased approximately 96% of its residential units and commercial space.

   HPP'89 contributed $775,000 through March 31, 1996 to the capital of 402 Julia and acquired a general partnership interest therein. HPP'89's investment in 402 Julia represents approximately 4% of the aggregate amount which HPP'89 had originally contributed to the capital of its three Investee Partnerships and to purchase its direct interest in the Cosmopolitan Building.

    On September 16, 1993, HPP'89 sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. HPP'89's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale require an initial payment of $100,000, which was received in September 1993, followed by annual payments of $3,500 from 1994 to 2016 and a final payment of $4,500 in 2017. A total of $78,000 remains uncollected as of March 31, 1996 and is secured by the interest sold to the developer general partner. The sale transaction did not generate any Investment Tax Credit recapture.

    Portland Lofts Associates Limited Partnership (Portland Lofts) is a Delaware limited partnership formed on August 8, 1989 to acquire, construct, rehabilitate, operate and manage three buildings containing 107 residential units including ground floor space useable as either commercial space or as home/studio space for artists, located at 555 Northwest Park Avenue in Portland, Oregon. At March 31, 1996, Portland Lofts had leased 97% of its residential units and approximately 100% of its net rentable commercial space.

    HPP'89 contributed $3,820,000 through December 31, 1995 to the capital of Portland Lofts and acquired a general partnership interest therein. HPP'89's investment in Portland Lofts represents approximately 21% of the aggregate amount which HPP'89 has contributed to the capital of its three Investee Partnerships and to purchase its direct interest in the Cosmopolitan Building (Note 4).

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





                                     9
(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

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

    On June 30, 1995, Portland Lofts extended the maturity date of a $400,000 note payable which matured on February 28, 1994, and which is secured by the developer general partner's interest in an unrelated property. The note payable was originally extended until December 31,1995, with options to further extend for five additional successive one year periods, and has been further extended through December 31, 1996.

    HPP'89 has reserved against its investment in Portland Lofts in the accompanying financial statements, reducing such investment to zero due to the substantial doubt that Portland Lofts would continue as a going concern. At March 31, 1996, HPP'89 had unrecorded losses of approximately $1,356,000 associated with Portland Lofts.

    If Portland Lofts were no longer able to continue as a going concern, HPP'89 might be liable as a general partner of Portland Lofts for certain creditor claims, with recourse to HPP'89, that cannot be satisfied by Portland Lofts or the developer general partner and there might be adverse tax consequences to the Limited Partners of HPP'89.

    The Cosmopolitan at Mears Park, LLC (TCAMP). On December 18, 1989, HPP'89 acquired land and a building containing 255 residential units and approximately 1,700 square feet of commercial space located at 250 6th Street and 366 Wacouta Street, St. Paul, Minnesota (the Cosmopolitan). The building has been renovated, and certain renovation costs have qualified for Rehabilitation Tax Credits. HPP'89 purchased the Cosmopolitan for one dollar and assumed mortgage indebtedness with a face value of $22,500,000. In accordance with the terms of the Purchase and Sale Agreement, HPP'89 paid $5,000,000 at the closing which was used to repay a portion of the outstanding mortgage loan principal.

    The building was originally recorded at the net purchase price of the net indebtedness assumed by HPP'89 plus the amount paid at the closing. Subsequent improvements have been recorded at cost. HPP'89's investment in The Cosmopolitan represents approximately 39% of the aggregate amount which HPP'89 originally contributed to the capital of its three Investee Partnerships and to purchase its direct interest in the Cosmopolitan.

    On March 20, 1996, the Partnership completed a transaction by which the mortgage note was purchased and the property was refinanced. As part of the transaction, the Partnership contributed title and deed of the property to The Cosmopolitan at Mears Park, LLC (TCAMP), a Delaware limited liability company, for a 50% ownership interest in TCAMP. An affiliate of Claremont Management Corporation (see Note 5) contributed $650,000 in cash to TCAMP for a 50% ownership interest in TCAMP. A $7,000,000 mortgage note on the property was obtained by TCAMP from a new lender. Simultaneously on March 20, 1996, the previous holder of the Cosmopolitan's mortgage was paid $7,650,000, the agreed upon purchase price of the mortgage note. The transaction resulted in a net gain on the transfer of investment in real estate of $1,394,054. This transaction will not generate any recapture of Rehabilitation Tax Credits to the Partnership. The new mortgage note on the property: bears interest at 9.14%; amortizes over a 25 year schedule; requires monthly payments of principal and interest, real estate tax escrow and replacement reserve payments of $59,416, $28,069 and $4,250, respectively; and matures in April 2003, at which time all unpaid principal and accrued interest is due.




                                    10
(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

    HPP'89's investments in the Investee Entities at March 31, 1996 and December 31, 1995 are summarized as follows:


Cumulative:                                      1996         1995
                                              (Unaudited)  (Unaudited)

Investments  and  advances made in  cash    $  4,845,000  $  4,845,000
Transfer of investment of real estate
 interest to  investee entity                    650,000             -
Evaluation and acquisition  costs                835,709       835,709
Interest capitalization and other costs           39,615        39,615
Equity in losses  of  Investee  Entities      (1,507,147)   (1,514,930)
Reserves for realization of investments       (3,469,267)   (3,469,267)
Amortization of certain costs                    (40,785)      (39,972)
Sale  of  one  third  interest  of Investee
  Partnership                                   (241,620)     (241,620)

                                              $1,111,505      $454,535


    The above summary of HPP'89's investments in Investee Partnership does not include the investment in Jenkins Court and accumulated activity thereon.

   For the three months ended March 31, 1996 and 1995, the equity in losses of Investee Partnerships reflected in the accompanying statements of operations includes the unaudited allocated income (loss) from Investee Partnerships of $7,783 and ($9,597), respectively, and the amortization of certain costs of $813.




















                                    11
(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

   Summary combined balance sheets of the Investee Entities as of March 31, 1996 and 1995, and summary combined statements of operations for the three months ended March 31, 1996 and 1995 are as follows:

                       COMBINED BALANCE SHEETS

                                ASSETS
                                                  1996        1995
                                              (Unaudited   (Unaudited)
Buildings and improvements, net of accum
  depreciation  (1996, $1,955,265;
                 1995 ,$1,882,175)        $    17,532,649  $ 26,629,368
Land                                            2,099,576     7,506,133
Other assets, net of accumulated amort
 (1996, $56,407; 1995,$55,591)                    523,990     2,306,067
Cash                                              376,821       145,217

    Total   assets                        $    20,533,036  $ 36,586,785

                   LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Mortgage and construction notes payable      $14,547,984  $  7,637,797
      Other     liabilities                     2,099,110     1,115,061
  Liabilities  subject to compromise*                   -    23,818,609

  Total liabilities                            16,647,094    32,571,467

Partners' equity:
    HPP'89                                      2,373,063     3,084,728
    Other   partners                            1,512,879       930,590

  Total partners' equity                        3,885,942     4,015,318

  Total liabilities and partners' equity      $20,533,036   $36,586,785

* Jenkins Court had $23,818,609 (unaudited) of liabilities as of March 31, 1995 that are subject to compromise due to Jenkins Court's filing for protection through Chapter 11 Federal bankruptcy proceedings. This amount consisted of $23,460,356 of construction notes payable and accrued interest and $358,253 of other liabilities. With the transfer of the deed and title to the mortgage holder in August 1995, all liabilities associated with the building were satisfied and the case was dismissed from Federal Bankruptcy Court. Approximately $681,200 of partnership liabilities, including approximately $94,000 of trade payables, has been classified as other liabilities as of March 31, 1996.

    The balance sheet as of March 31, 1996 includes amounts from TCAMP, but not Jenkins Court. No operating activity was recorded for TCAMP nor Jenkins Court for the three months ended March 31, 1996. Operating activity for the Cosmopolitan property for the quarter ended March 31, 1996 has been recorded in HPP'89's statement of operations.

                                    12
(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

                  COMBINED STATEMENTS OF OPERATIONS

                                           1996          1995
                                        (Unaudited)   (Unaudited)
Revenues:
  Rental  revenue                   $    354,982     $  873,260
  Interest and other income               11,220         12,107
                                         366,202        885,367
Expenses:
  Interest expense*                      189,050        203,769
  Depreciation and amortization           85,331        339,685
  Operating expenses                     105,677        290,286

                                         380,058        833,740

Net  income  (loss)                 $    (13,856)     $  51,627

Net  income  (loss)  allocated to
     HPP'89                         $    (17,729)     $  51,459

Net  income  allocated to other
     partners                       $      3,873      $     168

        * Due to the Chapter 11 Federal Bankruptcy proceedings and the August 31, 1995 transfer of deed and title of the property to the mortgage holder, no interest on Jenkins Court's construction notes was recorded for the three months ended March 31, 1996 and 1995.

(4)     Mortgage Payable and Restricted Cash

    As discussed in Note 3, the original mortgage that HPP'89 assumed relating to its original purchase of the Cosmopolitan was purchased and the property was transferred to TCAMP on March 20, 1996. The original mortgage note had an original maturity date of December 18, 1999. In December 1992, the Cosmopolitan's original mortgage lender was purchased by Mellon Bank, N.A., referred to as the holder of the mortgage note.

    For the first 36 months, interest due was at the lesser of the contract interest rate (principal outstanding at 7% interest) or net cash flow, as defined under the note. During the 37th through the 120th months of the note, interest is due at the contract interest rate. To the extent that contract interest exceeded net cash flow during the 37th (January 1993) through the 120th month, such amounts accrued were added to the principal balance (Additional Principal). The entire unpaid principal balance, including Additional Principal, contract interest and Contingent Interest, as defined, was to be due and payable at maturity.

    In accordance with the terms of the original mortgage agreement related to the Cosmopolitan, HPP'89 was required to establish an interest bearing operating account (Operating Account) with the mortgage lender for the Cosmopolitan in the initial amount of $1,000,000. An additional $1,000,000 was added to this account on January 15, 1990. Principal funds could have been withdrawn from the operating account if the expenditures were in accordance with the approved budget between the mortgage lender and HPP'89, with the approval of the mortgage lender, or after HPP'89 makes six consecutive debt service payments. Any principal funds remaining in this account may have been returned to HPP'89 under the terms of the original loan agreement.

                                    13
(4)     Mortgage Payable and Restricted Cash  (Continued)

    Contract interest due from January 1, 1996 through March 20, 1996 and for the three months ended March 31, 1995 totaled $273,618 and $301,652, respectively, of which $169,535 and $92,934, respectively, exceeded net cash flow and has been added to the principal balance. Net cash flow due for the period January 1, 1996 to March 20, 1996 totaled $169,535 and was paid in full as of March 20, 1996.

    In January 1995, HPP'89 consummated an agreement with the holder of the mortgage note to amend certain provisions within the mortgage note including the maturity date.

    For financial reporting purposes, the discount on the mortgage note payable has been recorded to reflect an effective interest rate of 10% over the life of the loan. Due to the advancement of the maturity date, as discussed below, the effective interest rate was amended on January 1, 1995 to 14.04% to amortize the remaining discount over the remaining life of the mortgage note. Amortization of the discount amounted to $233,893 and
$81,496 for the period January 1, 1996 to March 20, 1996, and for the three months ended March 31, 1995, and is reflected as interest expense.

    On January 5, 1995, HPP'89 consummated the Second Amendment to the Loan Agreement (Second Amendment) with the holder of the mortgage note on the Cosmopolitan to resolve a dispute over funds in the restricted escrow account (which had a balance of approximately $1,732,000). HPP'89 maintained that the interest earned from the escrow account of approximately $300,000 and a previous overfunding of approximately $120,000 should be paid to HPP'89. The holder maintained that interest earned was additional security on the mortgage note. The terms of the Second
Amendment allowed HPP'89 to be paid the interest earned on the escrow account and overfunded amount. Also, HPP'89 received an option to buy the mortgage note for the fair market value of the property. In exchange, HPP'89 released the principal funds of the escrow account (approximately $1,311,000) for payment to the outstanding mortgage and agreed to reduce the maturity date of the note from December 18, 1999 to December 18, 1996. In summary, at the January 5, 1995 closing of the Second Amendment, HPP'89 received approximately $286,000 (consisting of the overfunding, interest earned thereon, and one-half of interest earned on principal funds of the original Operating Account) and released for payment approximately $1,311,000 for mortgage principal and approximately $15,000 for finance fees. As of December 31, 1995, $122,593 remained in the escrow account.

    Also in accordance with the Cosmopolitan's mortgage agreement, HPP 1989 established a working capital reserve (Working Capital Account) for apartment rollover expenses and working capital items. As of December 31, 1995, the balance of the Working Capital Account totaled $123,129. Furthermore, due to HPP'89's cash flow debt service mortgage agreement, the cash accounts maintained for the daily operations of the Cosmopolitan are effectively reserved for the Cosmopolitan only. As of December 31, 1995, the balance of Cosmopolitan's operating accounts equaled $202,172.

   HPP'89 was paid the remaining amounts in the escrow account and working capital reserve on March 20, 1996, the date of purchase of the mortgage note.

(5)     Transactions With Related Parties and Commitments

    In July 1993, HPP'89 engaged Portfolio Advisory Services, Inc. (PAS), corporate general partner of BHP, to provide asset management, accounting, and investor services to HPP'89. PAS performed such services for no fee, but was reimbursed for all operating costs of providing such services. This agreement extended until September 30, 1995.






                                    14
(5)     Transactions With Related Parties and Commitments (Continued)

    On  October  1,  1995, HPP'89 engaged Claremont Management  Corporation
(CMC), an unaffiliated Massachusetts corporation, to provide asset management, accounting and investor services. The initial term of the contract with CMC extends until June 30, 1997, and is automatically extended on a yearly basis unless otherwise terminated as provided for in the agreement. According to the contract, CMC is reimbursed for all operating costs and is paid an annual fee of $76,800. For the three months ending March 31, 1996, CMC was paid fees of $19,200 and was reimbursed for operating costs totaling approximately $16,300.

    HPP'89 paid accounting and other fees on behalf of certain Investee Partnerships totaling $7,500 in 1995 and 1994 respectively.

(6)     Fair Value of Financial Instruments

    The carrying amounts of cash, other assets, accounts payable, accrued expenses, and other liabilities approximate their fair values due to their short maturities. As of December 31, 1995, the fair value of HPP'89's mortgage note payable in the carrying amount of $16,519,887 was approximately $7,650,000 based on the amount accepted by the holder in full settlement of amounts due under the mortgage note payable on March 20, 1996. The mortgage note payable was held for nontrading purposes.































                                    15
         HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITIONS AND RESULTS OF OPERATIONS

                              MARCH 31, 1996

                                (UNAUDITED)


      Liquidity and Capital Resources. The Partnership terminated its offering of Units on December 29, 1989, at which time Limited Partners had purchased 26,588 Units, representing gross capital contributions of
$26,588,000. As of March 31, 1996, the Partnership had invested an aggregate of $11,158,064 in three Investee Entities which owned or acquired real properties, the rehabilitation of which has qualified for Rehabilitation Tax Credits. The Partnership had also originally invested $5,000,000 in real property that the Partnership has purchased directly and was required to place a total of $2,000,000 in an escrow account with the mortgage lender for this property for the purpose of funding operating deficits. As discussed below, on March 20, 1996, HPP'89 consummated a transaction by which it transferred its ownership interest in this property to a new enttity, in which HPP'89 has a 50% interest. Such amounts contributed represent approximately 100% of the Limited Partners' capital contributions after deduction of selling commissions, organizational and sales costs, acquisition fees and reserves. The Partnership does not expect to make any additional investments in new real estate.

      On March 20, 1996, the Partnership completed a transaction by which the mortgage note was purchased and the property was refinanced. As part of the transaction, the Partnership contributed title and deed of the property to the Cosmopolitan at Mears Park, LLC (TCAMP), a Delaware limited liability company, for a 50% ownership interest in TCAMP. An affiliate of CMC contributed $650,000 in cash to TCAMP for a 50% ownership interest in TCAMP. A $7,000,000 mortgage note on the property was obtained by TCAMP from a new lender. Simultaneously on March 20, 1996, the previous holder of the Cosmopolitan's mortgage was paid $7,650,000, the agreed upon purchase price of the mortgage note. The transaction resulted in a net gain on the transfer of investment in real estate of $1,394,054. This transaction will not generate any recapture of Rehabilitation Tax Credits to the Partnership. The new mortgage note on the property: bears interest at
9.14%; amortizes over a 25 year schedule; requires monthly payments of principal and interest, real estate tax escrow and replacement reserve payments of $59,416, $28,069 and $4,250, respectively; and matures in April 2003, at which time all unpaid principal and accrued interest is due.

      As of March 31, 1996, the Partnership had approximately $151,137 of total cash, all of which was insured by the Federal Deposit Insurance Corporation.

      As further discussed later under Results of Operations, Jenkins Court filed for protection under Chapter 11 federal bankruptcy laws on November 23, 1994. Considering the unlikelihood of a successful plan of reorganization, Jenkins Court negotiated a transfer to the mortgage holder of the deed and title to the property in lieu of foreclosure on August 31, 1995, after maximum vesting of the remaining Rehabilitation Tax Credits had been achieved for 1995. Also, the current holder of the Portland Lofts' unsecured note continues litigation proceedings against Portland Lofts for non-payment of the unsecured note.

      Portland Lofts and 402 Julia have reached stabilized occupancy levels which currently allow each of these Investee Partnerships to pay respective operating and debt service obligations. However, until market conditions improve allowing for increased rental rates, these Investee Entities will not generate any additional cash flow to distribute to the Partnership.

      On September 16, 1993, the Partnership sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. The Partnership's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale require an initial payment of $100,000 which was paid in September 1993, followed by annual payments of $3,500 from 1994 to 2016 and a final payment of $4,500 in 2017. The sale transaction did not generate any Rehabilitation Tax Credit recapture.

      As mentioned above, the Partnership refinanced the mortgage loan of the Cosmopolitan property and transferred deed and title to the property to TCAMP in March 1996. The Partnership does expect to strengthen its short term liquidity position through a low to moderate amount of cash flow from TCAMP. An additional source of future liquidity may be the sale of the remaining interest in 402 Julia. The Partnership expects these two Investee Entities to be the primary sources of future long-term liquidity.



                                    16
         HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

                              MARCH 31, 1996

                                (UNAUDITED)


     Results of Operations. The Partnership's allocable share of operating losses in the Investee Entities ranges from 50% to 99%. For the three months ended March 31, 1996, income allocated from the Investee Entities to the Partnership totaled approximately $7,000 which represents the income from 402 Julia of approximately $7,800 and includes amortization of approximately $800. Generally, under the equity method of accounting, an investment may not be carried below zero. Accordingly, since the Jenkins Court and Portland Lofts investments were fully reserved for in 1990, the Partnership has not recorded its share of losses beyond its 1992 investment in and advances to these Investee Partnerships. At March 31, 1996, approximately $1,356,000 of losses are unrecorded for Portland Lofts. In the future, income from Portland Lofts will not be recorded until all the unrecorded losses have been offset.

      The Partnership incurred total income under generally accepted accounting principles of approximately $952,000 for the three months ended March 31, 1996, including its allocable share of income from an Investee Entity of approximately $7,000. Since inception, the Partnership has received $4,351,001 of Rehabilitation Tax Credits from its direct interest in the St. Paul, Minnesota property and was allocated an additional $4,861,910 from its three original Investee Entities. Such amounts were in turn allocated to the Partnership's partners.

     In general, the Investee Entities, including TCAMP, have completed the lease-up phase. Three properties have essentially met leasing expectations, albeit in some cases at rents below original expectations, while Jenkins Court had slower leasing than was originally projected.

     402 Julia has had better than 90% occupancy levels since July 1990 and was 96% leased at March 31, 1996. This 24 unit residential building has benefited from a relatively strong New Orleans market.

      TCAMP had leased approximately 98% of its units at March 31, 1996 and has met occupancy projections. This 255 unit property operates in a very competitive lowertown St. Paul market and has leased over 95% of its units since 1992. Consequently, increased rental operations resulted in increased expenses, particularly expenses associated with utilities and real estate taxes.

      Due to slow leasing activity and a decline in office rental rates, Jenkins Court had difficulty making debt service payments since the start of its loan on its construction loan. In July 1992, Jenkins Court and the lender entered into an agreement by which the construction loan was bifurcated into two notes and a substantial amount of accrued interest, late fees and extension fees were forgiven. In June 1993, the lender extended the maturity date of the notes to June 15, 1994.

     Management of Jenkins Court was negotiating with the lender to further extend the Notes. On September 30, 1994, the lender sold Notes A and B to a real estate investment entity, the current holder of the notes. Management of Jenkins Court entered into negotiations with the current holder to extend or restructure the notes. On November 23, 1994, the current holder presented a demand for payment in full of the balance of the Notes and accrued interest thereon. On November 23, 1994, Jenkins Court filed a petition for relief under Chapter 11 of the federal bankruptcy laws in United States Bankruptcy Court for the jurisdiction of the Eastern District of Pennsylvania. Under Chapter 11, certain claims against the Partnership in existence prior to the filing of the petition for relief under federal bankruptcy laws were stayed while Jenkins Court continued business operations as Debtor-in-Possession.

      Considering the unlikelihood of a successful plan of reorganization, and that maximum vesting of the remaining Rehabilitation Tax Credits had been achieved for 1995 as of June 30, 1995, Jenkins Court negotiated with the current holder for a resolution to the bankruptcy litigation. On August 31, 1995, Jenkins Court and the mortgage holder entered into a settlement agreement by which: Jenkins Court transferred the deed and title to the property to the mortgage holder; the mortgage holder released Jenkins Court and its Guarantors from all indebtedness; and Jenkins Court was provided $25,000 to pay certain professional fees incurred during the bankruptcy proceedings.




                                    17
         HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

                              MARCH 31, 1996

                                (UNAUDITED)

     Although Jenkins Court no longer owns its investment property and will no longer have property operations, the Jenkins Court partnership will remain in existence until the resolution of certain partnership assets and liabilities. Partnership assets include approximately $312,000 of unsecured receivables from the developer and its affiliates; partnership liabilities include approximately $94,000 of trade payables, as well as a $250,000 default loan and accrued interest thereon which had been provided by HPP'89 and secured by the developer's interest in an unaffiliated limited partnership.

      As of March 31, 1996, Portland Lofts had approximately 97% occupancy of residential units and 100% occupancy of net rentable commercial space for a combined occupancy of approximately 98%. The construction loan on this property and an unsecured note were extended to March 1, 1992. On June 30, 1992, Portland Lofts refinanced its construction loan to a variable rate mortgage note requiring monthly principal and interest payments and maturing on April 1, 1997.

      In July 1993, the mortgage note and the unsecured note were purchased by a real estate investment entity, referred to as the current holder of the mortgage and unsecured notes. The current holder claims that the unsecured note has matured and is in default. It is Portland Lofts' position that the maturity date of the unsecured note had been effectively extended to correspond with the maturity date of the mortgage note. Also, the current holder claims that a default on the unsecured note constitutes a default on the mortgage note.

      On October 7, 1994, the current holder demanded full payment of the unsecured note by November 10, 1994. The guarantors of the unsecured note maintained that they did not have the funds to payoff the unsecured note. On November 11, 1994, the current holder filed judicial foreclosure proceedings against Portland Lofts for non-payment of the unsecured note. Portland Lofts successfully contested through the Circuit Court of Oregon, Multnomah County, the current holder's right to foreclose on the property. Portland Lofts' position was that the default claimed on the unsecured note does not constitute a default on the mortgage note. On August 25,1995, the court issued a summary judgment in favor of Portland Lofts and affirmed that the current holder cannot foreclose on the property due to the default claimed on the unsecured note.

      However, the current holder continues to pursue the payment of the $550,000 unsecured note through litigation. While this case is still in the discovery phase, debt service payments on the unsecured note have been paid by Portland Lofts and accepted by the current holder. The current holder maintains that acceptance of debt service payments does not constitute a waiver of any rights under the note. Portland Lofts is continuing to negotiate with the current holder to resolve this dispute out of court. The result of such negotiations or a court decision cannot be determined at this time.

      Certain factors mentioned previously, among others, raise substantial doubt about the ability of Portland Lofts to continue as a going concern. On August 31, 1995, Jenkins Court transferred title and ownership of its property to the current holder of the mortgage through a deed in lieu of foreclosure to maximize the vesting of Rehabilitation Tax Credits. Such a transfer resulted in only a partial recapture of Rehabilitation Tax Credits generated in 1991. Also, if Portland Lofts were not able to continue as a going concern, there could be further adverse consequences to the Partnership which could include a loss of significant economic benefits from the Portland Lofts Investee Partnership. Both Jenkins Court and
Portland Lofts are fully reserved for at March 31, 1996. Also, the Partnership, as a general partner of the Investee Partnerships, may be liable for certain creditor claims with recourse that cannot be satisfied by the Investee Partnerships. If the above mentioned events were to happen, the Partnership itself would still own ownership interests in its remaining Investee Entities, 402 Julia and TCAMP.








                                    18
         HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

                              MARCH 31, 1996

                                (UNAUDITED)


      Inflation and Other Economic Factors. Recent economic trends have kept inflation relatively low, although the Partnership cannot make any predictions as to whether recent trends will continue. The assets of the Partnership are highly leveraged in view of the fact that each property is subject to a large construction or long-term first mortgage loan. Operating expenses and rental revenues of each property are subject to inflationary factors. Low rates of inflation could result in slower rental rate increases, and to the extent that these factors are outpaced by increases in property operating expenses (which could arise as a result of general economic circumstances such as an increase in the cost of energy or fuel, or from local economic circumstances), the operations of the Partnership could be adversely affected. Actual deflation in prices generally would, in effect, increase the economic burden of the mortgage debt service with a corresponding adverse effect.

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
































                                    19
         HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                        PART II - OTHER INFORMATION

                              MARCH 31, 1996



Item 1.   Legal Proceedings

          The Partnership is not a party to, to the best knowledge of the General Partner, any material pending legal proceedings.

          As mentioned in the Results of Operations section, on August
          31, 1995, Jenkins Court and the mortgage holder entered into a settlement agreement to resolve the bankruptcy litigation. As part of the settlement agreement, Jenkins Court transferred the deed and title to the property to the mortgage holder in lieu of foreclosure proceedings. The mortgage holder agreed to release Jenkins Court and its guarantors for the entire indebtedness and Jenkins Court received $25,000 to pay certain professional fees incurred during the bankruptcy proceedings. Although Jenkins Court no longer owns its investment property and will no longer have property operations, the Jenkins Court partnership will remain in existence until the resolution of certain partnership assets and liabilities.

                Also, as mentioned in the Results of Operations section, on
          November 11, 1994 the current holder of the mortgage note and an unsecured note of Portland Lofts filed judicial foreclosure proceedings against Portland Lofts for non-payment of the
          unsecured  note.  It  was  Portland  Lofts'  position  that   the
          unsecured note is not due and that the maturity date of the unsecured note had been effectively extended to correspond with the maturity date of the mortgage note. The current holder claimed  that  a  default  on the unsecured  note  constitutes  a default on the mortgage note. Portland Lofts successfully contested through the Circuit Court of Oregon, Multnomah County, the current holder's right to foreclose on the property. Portland Lofts' position was that the default claimed on the unsecured note does not constitute a default on the mortgage note. On August 25, 1995, the court issued a summary judgment in favor of Portland Lofts, affirming that the current holder cannot foreclose on the property due to the claimed default on the unsecured note. However, the current holder continues to pursue the payment of the unsecured note through direct negotiations with Portland Lofts, as well as through the court.

               To the best knowledge of the General Partner, Jenkins Court, 402 Julia nor The Cosmopolitan at Mears Park is currently subject to any material pending legal proceedings.


Item 2.       Changes in Securities - Not applicable.

Item 3.       Defaults Upon Securities - Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders - Not applicable.

Item 5.       Other Information - Not applicable.

Item 6.       Exhibits and Reports from Form 8-K

              (a)  Exhibits
                   None.

              (b)  Reports from Form 8-K
                   None.






                                    20
         HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP



                                    21
         HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP


                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      HISTORIC PRESERVATION PROPERTIES 1989
                      LIMITED PARTNERSHIP

                      By: Boston Historic Partners Limited Partnership General Partner

                           By:  Portfolio Advisory Services, Inc.
                                General Partner

Date:   May  15,  1996     By:       /s/Terrence P. Sullivan
                                     Terrence P. Sullivan,
                                     President

                           and


Date:    May 15, 1996      By:       /s/ Terrence P. Sullivan
                                     Terrence P. Sullivan,
                                     General Partner





























                                    22