Form 10-K/A
period 1995-12-31
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 1996-07-31
CIK 839614

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






         	HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP


                        	FINANCIAL STATEMENTS

           	FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                            	(UNAUDITED)



                      ANNUAL REPORT ON FORM 10-K

                Items 14 (a)  (1) and (2) and 14 (d)


                   INDEX TO FINANCIAL STATEMENTS


									Page

               Financial Statements of Historic Preservation
	                  Properties 1989 Limited Partnership

        		Balance Sheets as of December 31, 1995 and 1994	F-3
		           Statements of Operations for the Years Ended
			                      December 31, 1995, 1994 and 1993	F-4
		    Statements of Partners' Equity (Deficiency) for the
			          Years Ended December 31, 1995, 1994 and 1993	F-5
		           Statements of Cash Flows for the Years Ended
		                      	December 31, 1995, 1994 and 1993	F-6
		                          Notes to Financial Statements	F-8
		                           Financial Statement Schedule
		            	Schedule III - Real Estate and Accumulated
							                        Depreciation Held Directly
							                      and by Investee Partnerships	F-24



         Financial Statements of Jenkins Court Associates
	       Limited Partnership (the Jenkintown, Pennsylvania
                                   	Investee Partnership)

        		Balance Sheets as of December 31, 1995 and 1994	F-26
		           Statements of Operations for the Years Ended
		                      	December 31, 1995, 1994 and 1993	F-27
		    Statements of Partners' Equity (Deficiency) for the
			          Years Ended December 31, 1995, 1994 and 1993	F-28
		           Statements of Cash Flows for the Years Ended
	                      		December 31, 1995, 1994 and 1993	F-29
		                         Notes to Financial Statements	 F-30





									Page

Financial Statements of Portland Lofts Associates
	Limited Partnership (the Portland, Oregon
	Investee Partnership)

       		Balance Sheets as of December 31, 1995 and 1994	F-41
	          	Statements of Operations for the Years Ended
			                     December 31, 1995, 1994 and 1993	F-42
	   	Statements of Partners' Equity (Deficiency) for the
			         Years Ended December 31, 1995, 1994 and 1993	F-43
          		Statements of Cash Flows for the Years Ended
	                     		December 31, 1995, 1994 and 1993	F-44
	                         	Notes to Financial Statements	F-45
		                          Financial Statement Schedule
			           Schedule III - Real Estate and Accumulated
						                                      Depreciation	F-55


       	HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                            	BALANCE SHEETS

                       	DECEMBER 31, 1995 AND 1994

                              	(UNAUDITED)

                                	ASSETS

									                         	1995			1994
INVESTMENT IN REAL ESTATE
	Building and improvements	$	15,922,298	$	15,905,929
	Land and land improvements	 	1,171,079	  	1,171,079
	Furniture and equipment	      	526,875 	   	514,466
									                  $	17,620,252	$	17,591,474

	Accumulated depreciation	 	 (2,853,348)		(2,369,351)
										                   14,766,904 	 15,222,123

INVESTMENTS IN INVESTEE
   PARTNERSHIPS		             3,923,802		9,411,043
	Less reserve for realization
   of investments	in Investee
   Partnerships	            	(3,469,267)	(8,940,322)


                   									  	 454,535		    470,721

CASH, of which $542,088 and $1,964,586
	was restricted in 1995 and 1994,
	respectively		                 788,602	  	2,213,934

DUE FROM INVESTEE PARTNERSHIPS      		-	      	3,000
DEFERRED EVALUATION AND
 ACQUISITION COSTS, net of
	accumulated amortization
 (1995, $186,640;
 	1994, $155,530)	           	1,057,739  		1,088,849

OTHER ASSETS	                   	92,939     		93,843

                   								 $17,160,719 	$19,092,470


                          	LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:

	Mortgage payable          	$	17,579,606	$	18,496,144
		Less discount on mortgage
  payable                   		(1,059,719)		(1,990,161)
                   									$	16,519,887	$	16,505,983

	Accounts payable                		5,366	     	23,476
	Accrued expenses and
 other liabilities             		262,618 		   262,153

		Total liabilities        	$	16,787,871	  	16,791,612

COMMITMENTS AND CONTINGENCIES
(Notes 4, 6 and 7)

PARTNERS' EQUITY:
	Limited Partners' equity - Units of Investor Limited
	Partnership interest, $1,000 stated value per
	Unit - Issued and
 outstanding 26,588 units      		600,455	   	2,509,185
	General Partner's equity
 (deficiency)		                 (227,607)		   (208,327)

 		Total partners' equity      		372,848   		2,300,858

                    								$ 17,16O,719 	$	19,092,470


       	HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                         STATEMENTS OF OPERATIONS

            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                               (UNAUDITED)

                                							 			 1995	    		 1994	   		  1993
REVENUES:
	Rental income                      	$	2,043,734	$	1,975,795	$	1,941,548
	Interest and other income 		            120,957   		212,626   		133,107

                             										2,164,691 		2,188,421 		2,074,655
EXPENSES:
	Operating and administrative
		(Notes 4 and 8)                        120,242		   101,985   		224,647
	Professional fees		                      11,549	    	70,556		    16,822
	Depreciation and amortization	         	524,903		   513,745	   	516,090
	Property operating expenses:
		Payroll services		                     200,839   		204,169   		192,670
		Utilities		                            302,788	   	309,112	   	281,679
		Real estate taxes 		                   330,492	   	322,640   		309,127
		Other operating	                      	422,025   		404,648   		343,305

	                             									1,912,838 		1,926,855 		1,884,340

INCOME (LOSS) FROM OPERATIONS, BEFORE
	INTEREST EXPENSE, LOSS ON SALE OF
	INTEREST IN INVESTEE PARTNERSHIP AND
	EQUITY IN LOSS OF INVESTEE PARTNERSHIP		251,853	   	261,566	   	190,315

INTEREST EXPENSE                    		(2,163,677)	(1,638,696) (1,573,232)

LOSS ON SALE OF INTEREST
	IN INVESTEE PARTNERSHIP 	                      -        		-   		(56,620)

EQUITY IN LOSS OF INVESTEE
	PARTNERSHIPS                          		(16,186)  		(14,797)  		(37,125)

NET LOSS                        				$	(1,928,010)	(1,391,927) $(1,476,662)

NET LOSS ALLOCATED TO GENERAL
	PARTNER 			                          $ 	(19,280)	 $	(13,919)	$	  (14,767)

NET LOSS ALLOCATED TO LIMITED
	PARTNERS                         		$	(1,908,730)	$1,378,008) $(1,461,895)

NET LOSS PER UNIT OF INVESTOR
	LIMITED PARTNERSHIP INTEREST
	BASED ON 26,588 UNITS OUTSTANDING	$     (71.79)	$     (51.83)	$     (54.98)


         HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)

           FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                              (UNAUDITED)


	                        				Units of
						                      	Investor		  	Investor	  	General
							                      Limited		   	Limited	    Partner's
							                      Partnership		Partners'   Equity
					                      		Interest			  Equity			   (Deficiency)     Total



BALANCE,
	 December 31, 1992           		26,588	$	5,349,088  	$	(179,641)	$	5,169,447

		 Net loss
			(Unaudited)                  		-   		(1,461,895)   		(14,767)		(1,476,662)

BALANCE,
	 December 31, 1993
		    (Unaudited)	             	26,588 		3,887,193 		  (194,408) 		3,692,785

		 Net loss
                                     - 	 (1,378,008)    (13,919)    (1,391,927)
			 (Unaudited)

BALANCE,
	 December 31, 1994	            26,588	   2,509,185		   (208,327)    2,300,858
	      (Unaudited)

		 Net loss
			 (Unaudited)	               	     - 	 (1,908,730)    	(19,280) 		(1,928,010)

BALANCE
	 December 31, 1995
		     (Unaudited)		            26,588   	$	600,455  	$	(227,607)  	$ 	372,848





           	HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                         	STATEMENTS OF CASH FLOWS

            	FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                             	(UNAUDITED)

                                  								1995       			1994	       		1993
CASH FLOWS FROM OPERATING ACTIVITIES:
	Net loss	                      		$	(1,928,010)	$	(1,391,927)	$	(1,476,662)
	Adjustments to reconcile net loss
		to net cash provided by (used in)
		operating activities:
			Depreciation and amortization		     524,903	     	513,745     		516,090
			Amortization of discount on note
				payable 		                         930,442		     296,356     		279,464
			Deferred interest expense added to
 				principal of mortgage payable	   	394,087     		611,252     		384,892
			Equity in loss of investee
    partnerships		                      16,186		      14,797      		37,125
			Loss on sale of interest in
				investee partnership	                   	-	           	-	      	56,620
			Increase (decrease) in accrued
				expenses and other liabilities    		(9,595)	      	60,331	    	105,046
			Increase (decrease) in
    accounts payable	                 	(18,110)		      20,618	     	(8,620)
			Decrease in other assets	           	10,701       		 4,807     		16,331
			 Net cash provided by (used in)
				  operating activities		           (79,396)     		129,979    		(89,714)

CASH FLOWS FROM INVESTING ACTIVITIES:
	Additions to building and improvements(16,369)	           	-		     (6,702)
	Purchase of furniture and equipment  		(2,349)	           	-		           -
	Decrease (increase) in due from
		investee partnerships                		3,000	        	1,522		      5,625
	Payment of deferred financing fees  		(19,593)          		 -	          	-
   Proceeds from sale of interest in
		investee partnership		                     -  		          - 	   	100,000
		   Net cash provided by (used in)
			   investing activities	           	(35,311)       		1,522     		98,923

CASH FLOW FROM FINANCING ACTIVITIES:
   Principal payment on mortgage
	  note payable                     (1,310,625)	            	-	         	-
        Net cash used in
          financing activities    		(1,310,625)	            	-	         	-

NET INCREASE (DECREASE) IN CASH   		(1,425,332)	       	131,501    		9,209

CASH, BEGINNING OF YEAR	            	2,213,934      		2,082,433 	2,073,224

CASH, END OF YEAR                   	$	788,602     	$	2,213,934 $	2,082,433



         	HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                  	STATEMENTS OF CASH FLOWS (CONTINUED)

           	FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                          	(UNAUDITED)


                                    										1995 	  	 	1994   			1993


SUPPLEMENTAL CASH FLOW INFORMATION:
    	Cash paid for interest	             $	832,170 	$	731,291 	$	809,686


NONCASH FINANCING ACTIVITY
		During 1995 and 1994, interest expense
			not paid from net cash flow was added
			to the mortgage payable (Note 6).    	$	394,087  $	611,252 	$	384,892




(1)	Organization

	Historic Preservation Properties 1989 Limited Partnership (HPP'89) was formed on September 1, 1988 under the Delaware Revised Uniform
Limited Partnership Act. The purpose of HPP'89 is to invest in a diversified portfolio of real properties, for which certain costs of rehabilitation have qualified for rehabilitation tax credits
(Rehabilitation Tax Credits).

	Boston Historic Partners Limited Partnership (BHP), a Massachusetts limited partnership, is the general partner of HPP'89, and officers of Boston Capital Planning Group, Inc. (BCPG), an affiliate of BHP, were the initial limited partners of HPP'89. The initial limited partners withdrew as limited partners upon the first admission of Investor Limited Partners (Limited Partners). Prior to admission of the Limited Partners, all costs incurred by HPP'89 were paid by BHP. On May 3, 1989, the first Limited Partners were admitted to HPP'89 and operations commenced.

	The Amended and Restated Agreement of Limited Partnership (Partnership Agreement) of HPP'89 generally provides that all net profits, net losses, tax credits and cash distributions of HPP'89 from normal operations subsequent to admission of Limited Partners shall be allocated 99% to the Limited Partners and 1% to BHP. Proceeds from sales or refinancings generally will be distributed 100% to the Limited Partners until they have received an amount equal to their Adjusted Capital Contributions (as defined in the Partnership Agreement) plus, priority returns and additional incentive priority returns for certain Limited Partners admitted to HPP'89 on or prior to certain specified dates.

(2) 	General Partner - BHP

	BHP was formed in November 1986 for the purpose of organizing, syndicating and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships). As of December 31, 1995, BHP had established three such partnerships, including HPP'89.

(3)	Summary of Significant Accounting Policies

	Investments in Investee Partnerships

	HPP'89 accounts for its investments in its three limited partnerships (the Investee Partnerships) under the equity method. In general, under the equity method of accounting for investments, the investment is recorded at cost and the current allocable portion of earnings (losses) of an Investee Partnership is recorded as income (loss) with a corresponding increase (decrease) to the investmen


(3)	Summary of Significant Accounting Policies (Continued)

	Investments in Investee Partnerships (Continued)

account. Distributions received are recorded as reductions to the investment account. Expenditures attributable to HPP'89 investments (primarily evaluation and acquisition fees and interest expense incurred during construction periods) are treated as additional investment basis and are amortized on a straight-line basis over the estimated life of the investee assets (40 years).

	Use of Estimates

	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

	Depreciation

	Investment in real estate is held for lease and stated at cost. Depreciation is computed on a straight-line basis over 40 years for real property and over seven years for personal property.

	Cash

	At December 31, 1995 and 1994, HPP'89 had approximately $526,000 and $2,050,000, respectively, of cash in excess of amounts insured by the Federal Deposit Insurance Corporation.

	Deferred Evaluation and Acquisition Costs

	Expenditures related to the direct purchase of real estate have been capitalized and were being amortized on a straight-line basis over the estimated life of real property (40 years).

	Income Taxes

	No provision (benefit) for income taxes is reflected in the accompanying financial statements of HPP'89. Partners are required to report on their tax returns their allocable share of income, gains, losses, deductions and credits determined on a tax basis.


(3)	Summary of Significant Accounting Policies (Continued)

	Rental Income

	As discussed in Note 5, HPP'89 has a direct ownership interest in a property located in St. Paul, Minnesota. Revenues under short-term operating leases from that property are recorded when due.

(4)	Investments in Investee Partnerships, and Commitments and
Contingencies

	During 1989, HPP'89 acquired a general partnership interest in the Investee Partnerships, as well as a direct interest in a property located in St. Paul, Minnesota (Note 5). Each Investee Partnership placed a property in service in December 1989 and commenced initial leasing activity. HPP'89's current allocable percentage of operating losses in the Investee Partnerships ranges from 65% to 99%. The Investee Partnerships incurred unaudited combined loss of ($1,328,853), ($1,252,947) and ($1,508,736) in 1995, 1994 and 1993, of which
($1,266,192),($1,190,951)and ($1,437,106) was allocated to HPP'89 in
1995, 1994 and 1993, respectively.

	Each of the Investee Partnership agreements is different but, in general, provides for a sharing of management duties and decisions among HPP'89 and the respective local general partners and certain priorities to HPP'89 with respect to return on and return of invested capital. Significant Investee Partnership decisions require the approval of both HPP'89 and the local general partners. In addition, each Investee Partnership has entered into various agreements with its local general partners, or their affiliates, to provide development, management and other services, for which the local general partners (or their affiliates) are paid fees by the respective Investee Partnership.

	Following is summary information regarding the Investee Partnerships and HPP'89's investments therein:

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

   HPP'89 contributed $6,563,064 through December 31, 1995, to the capital of Jenkins Court and acquired a general partnership interest therein. HPP'89's investment in Jenkins Court represented approximately 36% of the aggregate amount which HPP'89 has contributed to the capital of its three
(4)	Investments in Investee Partnerships, and Commitments and
Contingencies (Continued)

Partnerships and to purchase its direct interest in the Cosmopolitan Building (Note 5).

	On July 2, 1992, Jenkins Court and the lender entered into the Second Amended and Restated Settlement Agreement (the Amended Agreement). In summary, under the Amended Agreement: the lender forgave approximately $4,033,000 of accrued interest, late fees and extension fees; divided the construction loan into two separate promissory notes (Promissory Notes A and B); and required Jenkins Court to set up escrow accounts for debt service shortfall and real estate taxes and contractual lease buyout obligations to former landlords of existing tenants.

	Both Promissory Note A and Promissory Note B had a maturity date of June 15, 1993. However, upon the lender's satisfaction that certain terms and conditions have been fulfilled, the lender shall have the right to extend the maturity date for two periods of one year each. The extension terms and conditions included, but were not limited to:
1) compliance with all covenants in the Amended Agreement, and 2) a payment of $250,000 for each one year extension period which will be deposited into a restricted replacement account held by the lender for future use by Jenkins Court. As discussed later in this footnote, the lender extended the maturity date of Promissory Notes A and B on June 15, 1993.

	Promissory Note A originally consisted of $12,200,000 of principal outstanding under the original loan plus up to $1,478,171 which may be advanced by the lender to Jenkins Court for new tenant improvements as required. Monthly payments of principal and interest were based upon a 25 year amortization period. The note bore interest at 7.25% for the first year, and was to bear interest at the lender's cost of funds rate, as defined, plus 2% for each extension period, if applicable. As discussed later in detail in this footnote, the interest rate for the first extension period was amended in June 1993.

	Promissory Note B originally consisted of the remaining $9,260,092 of outstanding principal due under the original construction loan.
Monthly payment requirements were calculated based on Net Operating Income, as defined in the Amended Agreement, reduced by debt service payments made pursuant to Promissory Note A and replenishments of the escrow accounts. This note provided for an interest rate of 7.75% for the first year, and 8.75% and 9.75% for the second and third years, if applicable. Any shortfall between all interest and other debt service payments due for any month and the actual monthly payment received by th



(4)	Investments in Investee Partnerships, and Commitments and
Contingencies (Continued)

lender should have accrued and been added to the outstanding principal balance of Promissory Note B.

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

	The lender retained the option to rescind the entire Amended Agreement if Jenkins Court commenced or participated as an adverse party in any suit or proceeding against the lender relating to the original loan or the Agreement. If such rescission took effect, all amounts previously forgiven and all amounts due would have been payable upon the lender's demand. In addition, subject to the provisions of the Amended Agreement, the lender reserves any and all rights and remedies which it may have had against any party pursuant to the original loan documents.

	At any time after a Future Default Event or Maturity Date (both terms defined in the Amended Agreement), whichever first occurred, the lender may have requested that Jenkins Court deed the property to the lender in lieu of foreclosure.

	The terms of the note not only secure the building, land and all improvements, but also grant a security interest and rights to all leases and rents upon an event of default under the notes. The notes are guaranteed by the local general partner and limited partner.

	Management of Jenkins Court was negotiating with the lender to extend the Notes to June 15, 1995. On September 30, 1994, the lender sold Notes A and B to a real estate investment entity, the current holder of the notes. Management of Jenkins Court entered negotiations with the current holder to extend or restructure the notes. On November 23, 1994, the current holder presented a demand for payment in full of the balance of the Notes and accrued interest thereon. On November 23, 1994, Jenkins Court filed a petition for relief under Chapter 11 of the federal bankruptcy laws in United States Bankruptcy Court for the jurisdiction of the Eastern District of Pennsylvania. Under Chapter 11, certain claims against the Partnership in existence prior to the filing of the petition for relief under federal bankruptcy laws are stayed while Jenkins Court continues business operations as Debtor-in-Possession. The acceptance of
4)	Investments in Investee Partnerships, and Commitments and
Contingencies (Continued)

a plan of reorganization through the bankruptcy proceeding was highly unlikely and Jenkins Court had maximized the vesting of the majority of its remaining tax credits on June 30, 1995.

	On August 31, 1995, Jenkins Court and the mortgage holder entered into a settlement agreement to resolve the bankruptcy litigation. As part of the settlement agreement, Jenkins Court transferred the deed and title to the property to the mortgage holder in lieu of foreclosure proceedings. The mortgage holder agreed to release Jenkins Court and its guarantors for the entire indebtedness and Jenkins Court received $25,000 to pay certain professional fees incurred during the bankruptcy proceedings. The transfer of deed and title of the property to the mortgage holder resulted in a recapture of Rehabilitation Tax Credits in 1995 of $44,451 to HPP'89.

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

	If Jenkins Court were no longer able to continue as a going concern, HPP'89 might be liable as a general partner of Jenkins Court for certain trade creditor claims, with recourse to HPP'89, that cannot be satisfied by Jenkins Court or the developer general partner and there might be adverse tax consequences to the Limited Partners of HPP'89. The transfer of the deed and title to the mortgage holder in August of 1995 resulted in recapture of $44,451 of the Rehabilitation Tax Credits allocated to HPP'89, of which $44,007 was allocated to the Limited Partners of HPP'89.

	402 Julia Street Associates Limited Partnership (402 Julia) is a Delaware limited partnership formed on July 25, 1989 to acquire, construct, rehabilitate, operate and manage a 19,000 square foot site and the building situated thereon and to rehabilitate the building into 24 residential units and approximately 3,500 net rentable square feet of commercial space located thereon at 402 Julia Street, New Orleans, Louisiana. At December 31, 1995, 402 Julia had leased approximately 92% of its residential units and commercial space.
(4)	Investments in Investee Partnerships, and Commitments and
Contingencies (Continued)

	HPP'89 contributed $775,000 through December 31, 1995 to the capital of 402 Julia and acquired a general partnership interest therein.
HPP'89's investment in 402 Julia represents approximately 4% of the aggregate amount which HPP'89 has contributed to the capital of its three Investee Partnerships and to purchase its direct interest in the Cosmopolitan Building (Note 5).

	On September 16, 1993, HPP'89 sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. HPP'89's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale require an initial payment of $100,000, which was received in September 1993, followed by annual payments of $3,500 from 1994 to 2016 and a final payment of $4,500 in 2017. A total of $78,000 remains uncollected as of December 31, 1995 and is secured by the interest sold to the developer general partner. In 1993, HPP'89 recognized a loss of $56,620 on the sale of one-third of its interest in 402 Julia. As of December 31, 1995, one-third of the Investment Tax Credits earned from 402 Julia by HPP'89 equals $83,770. The sale transaction did not generate any Investment Tax Credit recapture.

	Portland Lofts Associates Limited Partnership (Portland Lofts) is a Delaware limited partnership formed on August 8, 1989 to acquire, construct, rehabilitate, operate and manage three buildings containing
107 residential units including ground floor space useable as either commercial space or as home/studio space for artists, located at 555 Northwest Park Avenue in Portland, Oregon. At December 31, 1995, Portland Lofts had leased 94% of its residential units and approximately 96% of its net rentable commercial space.

	HPP'89 contributed $3,820,000 through December 31, 1995 to the capital of Portland Lofts and acquired a general partnership interest therein. HPP'89's investment in Portland Lofts represents approximately 21% of the aggregate amount which HPP'89 has contributed to the capital of its three Investee Partnerships and to purchase its direct interest in the Cosmopolitan Building (Note 5).

	Portland Lofts' $6,800,000 construction loan matured on March 1, 1992. On June 30, 1992, Portland Lofts refinanced the construction loan through a variable rate mortgage note maturing on April 1, 1997. The note is collateralized by the property, rents and other income, and guaranteed by the developer general partner.

	In July 1993, the mortgage loan and a $550,000 unsecured note were purchased by a real estate investment entity (the current holder of th


(4)	Investments in Investee Partnerships, and Commitments and
	Contingencies (Continued)

mortgage and unsecured notes). The current holder claims that the unsecured note matured on March 1, 1992 and is in technical default. It is Portland Lofts' position that the maturity date of the unsecured note had been effectively extended to correspond to the maturity date of the mortgage note. Also, the current holder claims that a default for non-payment of the unsecured note constitutes a default of the mortgage note.

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

	On June 30, 1995, Portland Lofts extended the maturity date of a $400,000 note payable which matured on February 28, 1994, and which is secured by the developer general partner's interest in an unrelated property. The note payable was originally extended until December 31, 1995, with options to further extend for five additional successive one year periods, and has been further extended through December 31, 1996.

	The unaudited financial statements of Portland Lofts for the years ended December 31, 1995, 1994 and 1993, have been prepared assuming that Portland Lofts will continue as a going concern. In 1990, HPP'89 reserved against its investment in Portland Lofts in the accompanying financial statements, reducing such investment to zero due to the substantial doubt that Portland Lofts would continue as a going concern. At December 31, 1995, HPP'89 had unrecorded losses of approximately $1,330,000 associated with Portland Lofts.

(4)	Investments in Investee Partnerships, and Commitments and
Contingencies (Continued)

	If Portland Lofts were no longer able to continue as a going concern, HPP'89 might be liable as a general partner of Portland Lofts for certain creditor claims, with recourse to HPP'89, that cannot be satisfied by Portland Lofts or the developer general partner and there might be adverse tax consequences to the Limited Partners of HPP'89.

	HPP'89's investments in the Investee Partnerships at December 31, 1995 and 1994 are summarized as follows:


Cumulative:                                  		1995      			1994
				                                        (Unaudited)		(Unaudited)

Investments and advances made in cash        $	4,845,000  $11,408,064
Evaluation and acquisition costs	               	835,709		  2,055,566
Interest capitalization and other costs		         39,615    		343,237
Equity in losses of Investee Partnerships		   (1,514,930)		(4,076,222)
Reserves for realization of investments	     	(3,469,267)		(8,940,322)
Amortization of certain costs		                  (39,972)		   (77,982)
Sale of one third interest of Investee
  Partnership 	                                	(241,620)	  	(241,620)

                                            			$ 454,535 	$   470,721


	The above summary of HPP'89's investments in Investee Partnership does not include the investment in Jenkins Court and accumulated activity thereon as of December 31, 1995.

	The equity in losses of Investee Partnerships reflected in the accompanying statements of operations includes the unaudited allocated loss from Investee Partnerships of $12,934, $11,545 and $33,873 and the annual amortization of certain costs of $3,252, in 1995, 1994 and 1993, respectively.



(4)	Investments in Investee Partnerships, and Commitments and
Contingencies (Continued)

	Summary combined balance sheets of the three Investee Partnerships as of December 31, 1995 and 1994, and summary combined statements of operations for the years ended December 31, 1995, 1994 and 1993 are as follows:


                           	COMBINED BALANCE SHEETS

                                	ASSETS
									                                         	1995	      		1994
								                                     		(Unaudited)		(Unaudited)
Buildings and improvements, net of accumulated
	depreciation of $1,882,175 and $5,522,790 in
	1995 and 1994, respectively                 	$	10,504,702	 $	26,931,712
Land							                                      1,032,326    	7,506,133
Other assets, net of accumulated amortization
	of $ 55,591 and $770,767 in 1995 and 1994,
	respectively		                                    358,154	   	2,280,105
Cash						                                       		101,744 		    230,137

		Total assets                               	$	11,996,926  $	36,948,087


                       	LIABILITIES AND PARTNERS' EQUITY

Liabilities:
	Mortgage and construction notes payable       	$	7,568,023 $	 7,647,844
	Other liabilities	                              	1,817,191	  	1,149,106
	Liabilities subject to compromise*		                     - 		24,192,073

		Total liabilities	                            	 9,385,214 		32,989,023

Partners' equity:
	HPP'89					                                      1,748,575		  3,021,959
	Other partners                                   		863,137    		937,105

		Total partners' equity	                        	2,611,712  		3,959,064

		Total liabilities and partners' equity       $	11,966,926 	$36,948,087


*	Jenkins Court had $24,192,073 (unaudited) of liabilities as of
December 31, 1994 that were subject to compromise due to Jenkins Courts' filing for protection through Chapter 11 federal bankruptcy proceedings. This amount consisted of $23,460,356 of construction notes payable and accrued interest and $731,717 of other liabilities. With the transfer of the deed and title to the mortgage holder in August 1995, all liabilities associated with the building were satisfied and the case was dismissed from Federal Bankruptcy Court. Approximately $681,200 of partnership liabilities, including approximately $94,000 of trade payables, has been classified as other liabilities as of December 31, 1995.
(4)	Investments in Investee Partnerships, and Commitments and
Contingencies (Continued)


	COMBINED STATEMENTS OF OPERATIONS

                                    			 			1995	 		     1994	 		      1993
										                              (Unaudited)		(Unaudited)		 (Unaudited)
Revenues:
  Rental revenue                       $	2,635,084  	$	3,726,567	  $	3,262,101
  Interest and other income               		92,415 		     98,260 		     83,910
										                               2,727,499 	  	3,824,827   		3,346,011
Expenses:
  Interest expense		                       821,471		   2,118,563		   2,111,558
  Depreciation and amortization		        1,017,302		   1,488,679	   	1,455,234
Operating expenses		                     1,075,333   		1,527,662   		1,287,955

	                               									2,914,106   		5,134,904 		  4,854,747

Net loss before extraordinary gain
  and loss on transfer of property      		(186,607)		( 1,310,077) 		(1,508,736)

Extraordinary gain on
	settlement of liability                         -			     57,130 		         -

Loss on transfer of property             1,142,247 		          -  	         -

Net income (loss)	                    $	(1,328,854)	$ 	(1,252,947)	$(1,508,736)

Net income (loss) allocated to
	HPP'89		                            	$	(1,266,194)	$ 	(1,190,951)	$(1,437,106)

Net income (loss) allocated to
	other partners                         	$	(62,660)    	$	(61,996)  	$	(71,630)



The net loss before extraordinary gain and loss on transfer of property for 1995 includes operating income from Jenkins Court of $74,608 through August 31, 1995, the date of transfer of the property.


(5)	Investment in Real Estate

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

	The building was recorded at the net purchase price of the net indebtedness assumed (Note 6) plus the amount paid at the closing. Subsequent improvements have been recorded at cost. HPP'89's investment in the Cosmopolitan represents approximately 39% of the aggregate amount which HPP'89 has contributed to the capital of its three Investee Partnerships and to purchase its direct interest in the Cosmopolitan. At December 31, 1995, the Cosmopolitan had leased approximately 98% of its residential units.

(6) 	Mortgage Payable, Restricted Cash and Subsequent Event

	The mortgage HPP'89 assumed relating to its purchase of the Cosmopolitan had an original maturity date of December 18, 1999.

	For the first 36 months, interest due was at the lesser of the contract interest rate (principal outstanding at 7% interest) or net cash flow, as defined under the note. During the 37th through the 120th months of the note, interest is due at the contract interest rate. To the extent that contract interest exceeds net cash flow during the 37th (January 1993) through the 120th month, such amounts will accrue and be added to the principal balance (Additional Principal). The entire unpaid principal balance, including Additional Principal, contract interest and Contingent Interest, as defined, will be due and payable at maturity. Contract interest due for 1995 and 1994 totaled $1,233,236 and $1,342,347, respectively, of which $394,088 and $611,258, respectively, exceeded net cash flow and has been added to the principal balance. Net cash flow due for the year ended December 31, 1995 totaled $864,995. As of December 31, 1995 and 1994, interest payable totaled $105,957 and $98,988.

	In December 1992, the Cosmopolitan's original mortgage lender was purchased by Mellon Bank, N.A., referred to as the holder of the mortgage note. The holder, as of December 31, 1995, continued to service the mortgage loan and hold the escrowed funds.

(6) 	Mortgage Payable, Restricted Cash and Subsequent Event (Continued)

	In January 1995, HPP'89 consummated an agreement with the holder of the mortgage note to amend certain provisions within the mortgage note including the maturity date.

	For financial reporting purposes, the discount on the mortgage note payable has been recorded to reflect an effective interest rate of 10% over the life of the loan. Due to the advancement of the maturity date, as discussed below, the effective interest rate was amended on January 1, 1995 to 14.04% to amortize the remaining discount over the remaining life of the mortgage note. Amortization of the discount amounted to $930,442, $296,329 and $279,464 for 1995, 1994 and 1993 respectively, and is reflected as interest expense.

	The note is secured by a first mortgage encumbering the premises, the assignment of HPP'89's rights, title and interest in the leases, and the assignment of its depository accounts.

	In accordance with the terms of the original mortgage agreement related to the Cosmopolitan, HPP'89 was required to establish an interest bearing operating account (Operating Account) with the mortgage lender for the Cosmopolitan in the initial amount of $1,000,000. An additional $1,000,000 was added to this account on January 15, 1990. Principal funds could have been withdrawn from the operating account if the expenditures were in accordance with the approved budget between the mortgage lender and HPP'89, with the approval of the mortgage lender, or after HPP'89 makes six consecutive debt service payments. Any principal funds remaining in this account may have been returned to HPP'89 under the terms of the loan agreement.

	As of December 31, 1994, the balance of HPP'89's Operating Account consisted of $1,310,623 of principal funds, $121,770 of an initial overfunding, and $299,729 of interest earned.

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


(6) 	Mortgage Payable, Restricted Cash and Subsequent Event (Continued)

and agreed to reduce the maturity date of the note from December 18, 1999 to December 18, 1996. In summary, at the closing of the Second Amendment, HPP'89 received approximately $286,000 (consisting of the overfunding, interest earned thereon, and one-half of interest earned on principal funds of the original Operating Account) and released for payment approximately $1,311,000 for mortgage principal and approximately $15,000 for finance fees. As of December 31, 1995, $122,593 remained in the escrow account. As discussed below, HPP'89 was paid the approximately $123,000 remaining in the escrow account (one-half of interest on principal funds of the original Operating Account and interest thereon) on March 20, 1996, the date of purchase of the mortgage note.

	In accordance with the Second Amendment, HPP'89 established a tenant security deposit account with the current holder of the mortgage note. As of December 31, 1995, the security deposit account totaled $94,194.

	Also in accordance with the Cosmopolitan's mortgage agreement, HPP 1989 established a working capital reserve (Working Capital Account) for apartment rollover expenses and working capital items. As of December 31, 1995 and 1994, the balance of the Working Capital Account totaled $123,129 and $120,214, respectively. Furthermore, due to HPP'89's cash flow debt service mortgage agreement, the cash accounts maintained for the daily operations of the Cosmopolitan are effectively reserved for the Cosmopolitan only. As of December 31, 1995 and 1994, the balance of Cosmopolitan's operating accounts equaled $202,172 and $269,500, respectively.

	Subsequently on March 20, 1996, the Partnership completed a transaction by which the mortgage note was purchased and the property was refinanced. As part of the transaction, the Partnership contributed title and deed of the property to the Cosmopolitan at Mears Park, LLC
(CMP), a Delaware limited liability company, for a 50% ownership interest in CMP. An affiliate of CMC contributed $650,000 in cash to CMP for a 50% ownership interest in CMP. CMP obtained a $7,000,000 mortgage note on the property from a new lender. Simultaneously on March 20, 1996, the previous holder of the Cosmopolitan's mortgage was paid $7,650,000, the agreed upon purchase price of the mortgage note. In 1996, the transaction will result in a gain on forgiveness of debt of approximately $10,000,000, as well as a loss on the transfer of property of approximately $9,100,000 to the Partnership. This transaction will not generate any recapture of Rehabilitation Tax Credits to the Partnership. The new mortgage note on the property: bears interest at 9.14%; amortizes over a 25 year schedule; requires monthly payments of principal and interest, real estate tax escrow and replacement reserve payments of


 (6) 	Mortgage Payable, Restricted Cash and Subsequent Event (Continued)

$59,416, $28,069 and $4,250, respectively; and matures in April 2003, at which time all unpaid principal and accrued interest is due.

	The proforma effect of this transaction on the balance sheet of HPP'89 had it occurred as of December 31, 1995 would be as follows:


                       	BALANCE SHEET - PROFORMA
	                         DECEMBER 31, 1995
                              	ASSETS

	Investment in Investee Partnerships, net	           $	1,104,535
	Cash	                                                  	185,514
	Other Assets		                                            4,736

                                                   		$	1,294,785


                  		LIABILITIES AND PARTNERS' EQUITY

	Accounts payable	                                       $	5,366
	Accrued expenses and other liabilities		                 19,900

		Total liabilities	                                     	25,266

	Limited Partners' equity                             	1,488,159
	General Partner's equity                             		(218,640)

		Total partners' equity                             		1,269,519

                                                    	$	1,294,785


	The transaction would have had no effect on operating revenues and expenses, but would have resulted in a net gain on settlement of debt/transfer of property of $896,671. Through December 31, 1995 and the period through March 20, 1996, HPP'89 will record the operating activity of the property directly on its financial statements. From March 20, 1996, the Partnership will record the activity of CMP on the equity basis.


(7)	Transactions With Related Parties and Commitments

	In January 1992, HPP'89 hired Hillcrest Asset Management, Inc. (Hillcrest), an unaffiliated Massachusetts corporation, to assist the general partner in providing accounting, asset management and investor services to HPP'89. Hillcrest provided such services for a monthly management fee plus reimbursement of all its operating costs of providing such services. For the period of January 1, 1993 to June 30, 1993, HPP'89 paid management fees of $24,000 to Hillcrest and reimbursed Hillcrest's operating expenses of approximately $88,400. This contract expired on June 30, 1993.

	In July 1993, HPP'89 engaged Portfolio Advisory Services, Inc.
(PAS), corporate general partner of BHP, to provide asset management, accounting, and investor services to HPP'89. PAS performed such services for no fee, but was reimbursed for all operating costs of providing such services. This agreement extended until September 30, 1995. For the period January 1, 1995 to September 30, 1995, the year ended December 31, 1994, and the period July 1, 1993 to December 31, 1993, PAS was reimbursed approximately $68,000, $92,100 and $47,700, respectively, for asset management, accounting and investor services to HPP'89.

	On October 1, 1995, HPP 89 engaged Claremont Management Corporation
(CMC), an unaffiliated Massachusetts corporation, to provide asset management, accounting and investor services. The initial term of the contract with CMC extends until June 30, 1997, and is automatically extended on a yearly basis unless otherwise terminated as provided for in the agreement. According to the contract, CMC is reimbursed for all
operating costs and is paid an annual fee of $76,800.    During 1995, CMC
was paid fees totaling $19,200 and was reimbursed for operating costs totaling approximately $15,400.

	HPP'89 paid accounting and other fees on behalf of certain Investee Partnerships totaling $7,500 in 1995, 1994 and 1993, respectively.
Amounts unreimbursed to HPP'89 as of December 31, 1994 totaled $3,000.

(8)	Fair Value of Financial Instruments

	The carrying amounts of cash, escrows, rents receivable, accrued expenses, accrued interest and security deposits approximate their fair values due to their short maturities. The fair value of HPP'89's mortgage note payable in the carrying amount of $16,519,896 is approximately $7,650,000 based on the amount accepted by the holder in full settlement of amounts due under the mortgage note payable on March 20, 1996. The mortgage note payable is held for nontrading purposes.



              	HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
	                                 SCHEDULE III
               	REAL ESTATE & ACCUMULATED DEPRECIATION HELD DIRECTLY AND
                           	BY INVESTEE PARTNERSHIPS
                               	DECEMBER 31, 1995
                                	(IN THOUSANDS)
                                 	(UNAUDITED)



                                    	             			    Gross Amounts
				                                              	Costs Capitalized Subsequent				 at December 31,
		                             Initial Costs              		to Acquisition				      1995 (Note 1) **
																											                                                  	               Accum-
																										                                                  	   	            -ulated
					                            	  Building &                								  Building &	 	  			   Deprec-	 	Date of 		 Date  Deprec
 Description and 	  	Encum- 					   Improve-    Improve-	Carrying 				  Improve-			Total			  iation		  Construct  int   Life
Ownership Percentage	brances 	Land  ments 		   	ments 			Costs  Land 			ments			   (Note 3)		(Note 2) 	or Rehab  	Acq   (Years)

Residential Building/Commercial Building
	402 Julia Street Associates  L.P.
	New Orleans, Louisiana
                                                                                                                             <c
65%	              		1,038 	 	133 	     	282 	   	1,198     		145 		133 	  	1,625 		 1,758 		 274  	   8/1/89      7/25/89    40

Residential Building/Commercial Building
	Portland Lofts Associates L.P.
	Portland, Oregon

99%              			7,750 		 900 	     	886 		   9,531     		345 		900 		 10,762 		11,662 	1,608    	8/31/89  	    8/8/89  	 40

Residential Building/Commercial Building
	The Cosmopolitan
	St. Paul, Minnesota

100%              18,491  	1,171   		15,466     		430 		      26  1,171   15,922 		17,093   2,853    5/1/86        12/18/89  40

Total            	27,279  	2,204	  $	16,634   11,159  $  	   516	$2,204	$	28,309	$	30,513 	 4,735

*	Face value of debt, see Note 6 to financial statements for further information regarding discounting of debt for financial report ing purposes,  additional principal, and purchase of mortgage note through a  subsequent event.

**	Investments in two investee partnerships have been written down to zero due to transfer of property (Jenkins Court) and continued net losses (Portland Lofts).  See Note 4 for additional information.

	F-24


                 	HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                             	SCHEDULE III (CONTINUED)
	                 REAL ESTATE & ACCUMULATED DEPRECIATION HELD DIRECTLY AND
	                             BY INVESTEE PARTNERSHIPS
	                               DECEMBER 31, 1995
	                                (IN THOUSANDS)
	                                  (UNAUDITED)

Note 1:	The aggregate cost of each property on a tax basis net of the reduction due to the rehabilitation tax credit at December 31, 1995 and 1994 are as follows:
                           			1995			1994

Jenkintown, Pennsylvania	$	     -	$	23,578

New Orleans, Louisiana    		1,458	  	1,458

Portland, Oregon          		9,733  		9,733

St. Paul, Minnesota      		21,053	 	21,053

		                       $	32,244	$	55,822

Note 2:	The changes in accumulated depreciation for the years ended
	December 31, 1995 and 1994 are as follows:

                          			1995			1994

Balance at beginning
 of period	               $	7,892	$	6,090

Depreciation during
  the year		                  822	 	1,802

Write-off due to disposal
 of property	$            	(3,979)   		-

                         	$	4,735	$	7,892
Note 3:  The changes intotal costs of land, building and improvements for the years ended December 31, 1995, and 1994 are a follows:

                             1995    1994

Balance at beg of period   $57,038 $56,984

Additional Building and
 Improvements                   76      76

Disposal of Building and
 Improvements(Jenkins Ct) $(26,601)      -

Balance at end of period  $ 30,513 $57,038

















	F-1





	The accompanying notes are an integral part of these financial statements.

	F-7

             	HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS (Continued)

                FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                               (UNAUDITED)



	F-23