Form 10-Q/A
period 1996-03-31
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 1996-10-11
CIK 839614

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                           FORM 10-Q/A

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

                           FORM 10-Q/A

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

                                    3
        HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                        STATEMENTS OF OPERATIONS

           FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                               (UNAUDITED)


                                                1996         1995
REVENUES:
   Rental  income                 $          533,027       $ 506,855
   Interest and other income                  12,347          29,408

                                             545,374         536,263

EXPENSES:
  Operating and administrative                36,863          29,218
  Professional fees                           14,895           5,000
  Depreciation and amortization              124,804         130,885
  Property operating expenses:
     Payroll services                         52,597          48,890
     Utilities                                84,691          73,477
     Real estate taxes                        85,698          87,008
     Other  operating                         87,266          97,226

                                             486,814         471,704

                                              58,560          64,559

PROVISION FOR IMPAIRMENT OF REAL ESTATE AT
   TRANSFER OF OWNERSHIP INTEREST IN REAL
   ESTATE TO INVESTEE ENTITY              (7,787,963)              -

INCOME (LOSS) FROM OPERATIONS             (7,729,403)         64,559

INTEREST EXPENSE                            (507,513)       (383,067)

EQUITY IN INCOME (LOSS) OF INVESTEE
 ENTITY                                        6,970         (10,410)

EXTRAORDINARY GAIN ON EXTINGUISHMENT
  OF DEBT                                  9,182,017               -

NET  INCOME  (LOSS)                   $      952,071        (328,918)

NET INCOME (LOSS) ALLOCATED TO GENERAL
    PARTNER                           $        9,521   $      (3,289)

NET  INCOME (LOSS) ALLOCATED TO LIMITED
    PARTNERS                          $      942,550   $    (325,629)

NET INCOME (LOSS) PER UNIT OF INVESTOR
    LIMITED  PARTNERSHIP INTEREST,
    BASED ON 26,588 UNITS             $        35,45   $      (12.25)
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

                                    5
        HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                        STATEMENTS OF CASH FLOWS

           FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                               (UNAUDITED)


                                                     1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                 $ 952,071     $(328,918)
 Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
  Depreciation and amortization                      124,804       130,885
  Amortization of discount on mortgage payable       233,893        81,496
  Provision for impairment of real estate at
    transfer of ownership interest in real
    estate to investee entity                      7,787,963             -
  Extraordinary gain on extinguishment of debt    (9,182,017)            -

  Deferred interest expense added to
    the principal of mortgage payable                104,085        92,934
  Equity in (income) loss in investee entity          (6,970)       10,410
  Increase in due from investee entity                     -        (5,100)
  Increase in other assets                           (29,429)      (14,810)
  Increase in accounts payable                        (2,508)       (8,019)
  Increase in accrued expenses and other liabilities  37,904        69,003
     Net cash provided by operating activities        19,796        27,881

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of furniture and equipment              (2,694)            -
  Cash payment at transfer of ownership interest in
     investment in real estate to investee entity   (654,567)            -
     Net   cash  used  in  investing  activities    (657,261)            -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of mortgage payable                              -    (1,310,625)

NET DECREASE IN CASH                                (637,465)   (1,282,744)

CASH, BEGINNING OF PERIOD                            788,60      2,213,934

CASH, END OF PERIOD                                 $151,137      $931,190

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                            $169,535      $222,213
  Noncash financing activity:
    During the three months ended March 31, 1996
    and 1995 interest expense not paid from net
    cash flow was added to the mortgage payable
    balance                                         $104,185      $ 92,934


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

    On March 20, 1996, the Partnership completed a transaction by which the mortgage note was purchased and the property was refinanced. As part of the transaction, the Partnership contributed title and deed of the property to The Cosmopolitan at Mears Park, LLC (TCAMP), a Delaware limited liability company, for a 50% ownership interest in TCAMP. An affiliate of Claremont Management Corporation (see Note 5) contributed $650,000 in cash to TCAMP for a 50% ownership interest in TCAMP. A $7,000,000 mortgage note on the property was obtained by TCAMP from a new lender. Simultaneously on March 20, 1996, the previous holder of the Cosmopolitan's mortgage was paid
$7,650,000,  the  agreed upon purchase price of the  mortgage  note.    The
transaction resulted in a provision for impairment of real estate of $7,787,963 to recognize a write-down of the real estate to its fair market value at transfer to TCAMP and an extraordinary gain of $9,182,017 on the extinguishment of the original mortgage debt. This transaction will not generate any recapture of Rehabilitation Tax Credits to the Partnership.
The new mortgage note on the property:   bears  interest at 9.14%;
amortizes over a  25  year  schedule; requires monthly payments of principal
and interest, real estate tax escrow and   replacement  reserve  payments  of
$59,416,  $28,069   and   $4,250, respectively; and matures in April 2003,
at which time all unpaid principal and accrued interest is due.




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


    The above summary of HPP'89's investments in Investee Entities does not include the investment in Jenkins Court and accumulated activity thereon.

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

      On March 20, 1996, the Partnership completed a transaction by which the mortgage note was purchased and the property was refinanced. As part of the transaction, the Partnership contributed title and deed of the property to the Cosmopolitan at Mears Park, LLC (TCAMP), a Delaware limited liability company, for a 50% ownership interest in TCAMP. An affiliate of CMC contributed $650,000 in cash to TCAMP for a 50% ownership interest in
TCAMP.   A  $7,000,000 mortgage note on the property was obtained by  TCAMP from a new lender. Simultaneously on March 20, 1996, the previous holder of the Cosmopolitan's mortgage was paid $7,650,000, the agreed upon purchase
price of the mortgage note.   The transaction resulted in a provision for
impairment of real estate of $7,787,963 to recognize a write-down of the real estate to its fair market value at transfer to TCAMP and an extraordinary gain of $9,182,017 on the extinguishment of the original mortgage debt. This transaction will not generate any recapture of Rehabilitation Tax Credits
to   the Partnership.  The  new mortgage note on the property:   bears
interest at 9.14%; amortizes over a 25 year schedule; requires monthly payments of principal and interest, real estate tax escrow and replacement reserve payments of $59,416, $28,069 and $4,250, respectively; and matures in April 2003, at which time all unpaid principal and accrued interest is due.

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

      As a result of the March 20, 1996 transfer of 50% of the ownership of the Cosmopolitan property, HPP'89 will no longer have operations directly due to real esate activity. HPP'89 will account for its investment in TCAMP under the equity method of accounting.

     The property operations for the quarter ending March 31, 1996 were relatively consistent with those of the quarter ending March 31, 1995.
The increases in operating and administrative and professional fees are due to the fees and other administrative expenses associated with engaging a third party entity to perform asset management, accounting and investor services for HPP'89.

     In general, the Investee Entities, including TCAMP, have completed the lease-up phase. Three properties have essentially met leasing expectations, albeit in some cases at rents below original expectations, while Jenkins Court had slower leasing than was originally projected.

     Both 402 Julia and the Cosmopolitan are residential properties with traditional, annual leases to individuals that expire within one year of signing. Portland Lofts is a mixed-use building with 91 residential units and 29,250 square feet of commercial space. The residential leases are traditional, annual leases to individual that expire within one year of signing. There are 19 commercial units, with leases which range in length from one to seven years. The largest commercial tenant occupies only 5.8% of the total square feet of the property.

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