Form 10-Q/A
period 1996-06-30
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 1996-10-11
CIK 839614

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 10-Q/A

[X]  Quarterly  Report Pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the quarter ended    June  30, 1996
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

                            FORM 10-Q/A

                          JUNE 30, 1996

                        TABLE OF CONTENTS


                                                            Page


PART  I  -  FINANCIAL INFORMATION

     Financial Statements

       Balance Sheets                                        3

       Statements   of  Operations                           4

       Statements of Partners' Equity (Deficiency)           5

       Statements  of Cash Flows                             6

       Notes to Financial Statements                         7-15

       Management's Discussion and Analysis of Financial
         Condition  and  Results    of    Operations        16-19

PART II -  OTHER INFORMATION                                 20

       Signatures                                            21















                                2
        HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                             BALANCE SHEETS

                   JUNE 30, 1996 AND DECEMBER 31, 1995

                               (UNAUDITED)


                                  ASSETS
                                                1996         1995
INVESTMENT IN REAL ESTATE:
  Building  and building improvements     $           -    $ 15,922,298
  Land and land improvements                          -       1,171,079
  Furniture and equipment                             -         526,875

                                                             17,620,252
  Accumulated  depreciation                           -      (2,853,348)

                                                      -      14,766,904

INVESTMENTS IN INVESTEE ENTITIES              4,544,461       3,923,802
   Less  reserve  for  realization of
   investments in  Investee  Entities        (3,469,267)     (3,469,267)

                                              1,075,194         454,535

CASH,  of  which  $542,088  was
       restricted  in  1995                     162,688         788,602

DEFERRED EVALUATION AND ACQUISITION COSTS,
   net  of  accumulated amortization of
   $186,640  in  1995                                 -       1,057,739

OTHER  ASSETS                                    78,000          92,939

                                 $            1,315,882    $ 17,160,719


                     LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

     Mortgage  payable           $                    -    $ 17,579,606
     Less discount on mortgage
        payable                                       -      (1,059,719)

                                                      -      16,519,887

  Accounts payable                                7,666           5,366
  Accrued expenses and other liabilities         24,810         262,618
          Total liabilities                      32,476      16,787,871

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY
  Limited Partners' Equity-Units of
       Investor Limited Partnership
       Interest, $1,000 stated value
       per  Unit-Issued  and outstanding
       26,588  units                          1,501,907         600,455

     General Partner's equity (deficiency)     (218,501)       (227,607)
             Total   partners'   equity       1,283,406         372,848

                                 $            1,315,882    $ 17,160,719



     The accompanying notes are an integral part of these financial statements.

                                    3
            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                 AND THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                   (UNAUDITED)


                             Three months                      Six months
                             ended June 30,                  ended June 30,
                           1996          1995                 1996      1995

REVENUES:
  Rental and related income $      -     $     510,664   $  533,027 $ 1,017,519
  Interest and other income    9,642            42,828       21,989      72,236

                               9,642           553,492      555,016   1,089,755
EXPENSES:
  Operating and admin         46,583            27,724       83,446      56,942
  Professional fees            7,661             5,836       22,556      10,836
  Depreciation and amortization    -               130      124,804     261,771
  Property operating expenses:
    Payroll services               -            50,045       52,597      98,935
    Utilities                      -            70,318       84,691     143,795
    Real estate taxes              -            87,000       85,698     174,008
    Other operating                -           100,284       87,266     197,510
    Total expenses            54,244           472,093      541,058     943,797

                             (44,602)           81,399       13,958     145,958

PROVISION FOR IMPAIRMENT OF
  REAL ESTATE AT TRANSFER OF
  OWNERSHIP INTEREST IN REAL
  ESTATE TO INVESTEE ENTITY        -                -    (7,787,963)          -

INCOME (LOSS) FROM OPERATIONS
                            (44,602)           81,399    (7,774,005)    145,958

INTEREST EXPENSE                  -          (692,318)     (507,513) (1,075,385)

EQUITY IN LOSS OF INVESTEE
  PARTNERSHIP                 3,089            (3,655)       10,059     (14,065)

EXTRAORDINARY GAIN ON
  EXTINGUISHMENT OF DEBT          -                 -     9,182,107           -

NET INCOME (LOSS)          $(41,513)        $(614,574)     $910,558   $(943,492)

NET INCOME (LOSS)
  ALLOCATED TO GENERAL
  PARTNER                   $(4,151)          $(6,146)   $    9,106   $  (9,435)

NET INCOME (LOSS)
  ALLOCATED  TO
  LIMITED PARTNERS         $(37,362)        $(608,428)     $901,452   $(934,057)

NET INCOME (LOSS) PER UNIT
  OF INVESTOR LIMITED
  PARTNERSHIP INTEREST,
  BASED ON 26,588 UNITS
  OUTSTANDING             $   (1.41)       $   (22.88)     $  33.90   $  (35.13)


   The accompanying notes are an integral part of these financial statements.

                                        4
            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)

                   FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND

                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                   (UNAUDITED)


                      Units of
                      Investor          Investor
                      Limited           Limited        General
                      Partnership       Partners'     Partner's
                      Interest          Equity       (Deficiency)    Total

BAL,  Dec 31,  1994    26,588    $   2,509,185     $  (208,327)   $  2,300,858

 Net    loss                -       (1,908,730)        (19,280)     (1,928,010)

BAL,  Dec 31, 1995     26,588          600,455        (227,607)        372,848

 Net  income                -          901,452           9,106         910,558

BAL,  June 30, 1996    26,588    $   1,501,907     $   218,501)   $  1,283,406



















                  The   accompanying  notes  are   an
              integral part of these financial statements.

                                        5
         HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                         STATEMENTS OF CASH FLOWS

              FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                (UNAUDITED)


                                                  1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                $ 910,558     $(943,492)
 Adj to reconcile net income (loss) to
 net cash provided by operating activities:
  Depreciation and amortization                     124,804       261,771
  Amortization of discount on mortgage payable      233,893       467,257
  Provision for impairment of real estate at
   transfer of ownership interest in real
   estate to investee entity                      7,787,963             -
  Extraordinary gain on extinguishment of
   debt                                          (9,182,017)            -
  Deferred interest expense added to
    the principal of mortgage payable                78,237       180,733
  Equity in (income) loss in investee entity        (10,059)       14,065
   Increase in due from investee entity                   -        (2,400)
   Increase in other assets                            (152)      (59,853)
  Increase (decrease) in accounts payable             2,300       (20,618)
  Increase in accrued exp and other liabilities      71,420        (1,297)
      Net  cash provided by (used in) operating
      activities                                     16,947      (103,834)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of furniture and equipment            (2,694)            -
  Cash payment at transfer of ownership interest in
      invest in real estate to investee  entity    (679,567)            -
  Cash distributions from investee partnerships      39,400             -
      Net cash used in investing  activities       (642,861)            -

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment   of   mortgage   payable                     -    (1,310,625)

NET DECREASE IN CASH                               (625,914)   (1,414,459)

CASH, BEGINNING OF PERIOD                           788,602     2,213,934

CASH, END OF PERIOD                                $162,688      $799,475

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                           $169,535      $424,628
  Noncash financing activity:
    Interest expense not paid from net cash
    flow and added to the mortgage payable
    balance.                                       $ 78,237      $180,733


          The accompanying notes are an integral part of these financial statements.

                                     6
(1)     Basis of Presentation

   The accompanying unaudited financial statements of Historic Preservation Properties 1989 Limited Partnership (HPP'89) have been prepared in accordance with generally accepted accounting principles for interim financial information and generally with instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting
principles   for  complete  financial  statements.   In  the   opinion   of
management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the unaudited financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1995 for HPP'89, as filed with the Securities and Exchange Commission.

(2)     General Partner

    The general partner of HPP'89 is Boston Historic Partners Limited Partnership (BHP), a Massachusetts limited partnership. BHP was formed in November 1986 for the purpose of organizing, syndicating and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships). As of June 30, 1996, BHP has established three such partnerships, including HPP'89.

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

    As discussed below and in Note 4, in March 1996, HPP'89 completed a transaction by which the mortgage note on property directly owned was purchased and the property was refinanced. As part of the transaction, HPP'89 contributed title and deed of the property to a limited liability company in which HPP'89 maintains a 50% ownership interest.

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



                                     7
(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

    HPP'89 contributed $6,563,064 through June 30, 1996, to the capital of Jenkins Court and acquired a general partnership interest therein. HPP'89's investment in Jenkins Court represented approximately 36% of the aggregate amount which HPP'89 had originally contributed to the capital of its three Investee Partnerships and to purchase its direct interest in the Cosmopolitan Building.

    Due to slow leasing activity, Jenkins Court had difficulty making debt service payments on its construction loan since the origin of its loan. In July 1992, Jenkins Court and the lender entered into an agreement by which the construction loan was bifurcated into two notes and a substantial amount of accrued interest, late fees and extension fees was forgiven. In June 1993, the lender extended the maturity date of the notes to June 15, 1994.

    Management of Jenkins Court was negotiating with the lender to extend the Notes to June 15, 1995. On September 30, 1994, the lender sold Notes A and B to a real estate investment entity, who became the new holder of the notes. Management of Jenkins Court entered negotiations with the new holder to extend or restructure the notes. On November 23, 1994, the new holder presented a demand for payment in full of the balance of the Notes and accrued interest thereon. On November 23, 1994, Jenkins Court filed a petition for relief under Chapter 11 of the federal bankruptcy laws in United States Bankruptcy Court for the jurisdiction of the Eastern District of Pennsylvania. Under Chapter 11, certain claims against the Partnership in existence prior to the filing of the petition for relief under federal bankruptcy laws are stayed while Jenkins Court continues business operations as Debtor-in-Possession. The acceptance of a plan of reorganization through the bankruptcy proceeding was highly unlikely and Jenkins Court had achieved a short term goal of maximizing the vesting of the majority of its remaining tax credits on June 30, 1995.

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

    Since the fourth quarter of 1990, HPP'89 has reserved against its investment in Jenkins Court, reducing such investment to zero due to the substantial doubt that Jenkins Court would continue as a going concern.

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





                                     8
(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

    402 Julia Street Associates Limited Partnership (402 Julia) is a Delaware limited partnership formed on July 25, 1989 to acquire, construct, rehabilitate, operate and manage a 19,000 square foot site and the building situated thereon and to rehabilitate the building into 24 residential units and approximately 3,500 net rentable square feet of commercial space located thereon at 402 Julia Street, New Orleans, Louisiana. At June 30, 1996, 402 Julia had leased 100% of its residential units and commercial space.

    HPP'89 contributed $775,000 through June 30, 1996 to the capital of 402 Julia and acquired a general partnership interest therein. HPP'89's investment in 402 Julia represents approximately 4% of the aggregate amount which HPP'89 had originally contributed to the capital of its three Investee Partnerships and to purchase its direct interest in the Cosmopolitan Building.

    On September 16, 1993, HPP'89 sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. HPP'89's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale require an initial payment of $100,000, which was received in September 1993, followed by annual payments of $3,500 from 1994 to 2016 and a final payment of $4,500 in 2017. A total of $78,000 remains uncollected as of June 30, 1996 and is secured by the interest sold to the developer general partner. The sale transaction did not generate any Investment Tax Credit recapture.

    Portland Lofts Associates Limited Partnership (Portland Lofts) is a Delaware limited partnership formed on August 8, 1989 to acquire, construct, rehabilitate, operate and manage three buildings containing 107 residential units including ground floor space useable as either commercial space or as home/studio space for artists, located at 555 Northwest Park Avenue in Portland, Oregon. At June 30, 1996, Portland Lofts had leased 98% of its residential units and approximately 89% of its net rentable commercial space for a combined occupancy of approximately 93%..

    HPP'89 contributed $3,820,000 through December 31, 1995 to the capital of Portland Lofts and acquired a general partnership interest therein. HPP'89's investment in Portland Lofts represents approximately 21% of the aggregate amount which HPP'89 has contributed to the capital of its three Investee Partnerships and to purchase its direct interest in the Cosmopolitan Building (Note 4).

    On June 30, 1995, Portland Lofts extended the maturity date of a $400,000 note payable which matured on February 28, 1994, and which is secured by the developer general partner's interest in an unrelated property. The note payable was originally extended until December 31,1995, with options to further extend for five additional successive one year periods, and had been further extended through December 31, 1996. As discussed below, the note payable was paid in full in the refinancing of June 20, 1996.

    Portland Lofts' $6,800,000 construction loan matured on March 1, 1992. On June 30, 1992, Portland Lofts refinanced the construction loan through a variable rate mortgage note maturing on April 1, 1997. The note was collateralized by the property, rents and other income, and guaranteed by the developer general partner.

    In July 1993, the mortgage loan and a $550,000 unsecured note were purchased by a real estate investment entity (the new holder of the mortgage and unsecured notes). The new holder claimed that the unsecured note matured on March 1, 1992 and was in technical default. It was Portland Lofts' position that the maturity date of the unsecured note had been effectively extended to correspond to the maturity date of the mortgage note. Also, the new holder claimed that a default for non-payment of the unsecured note constituted a default of the mortgage note.






                                     9
(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

    On October 7, 1994, the new holder demanded full payment of the unsecured note by November 10, 1994. The guarantors of the note maintained that they were unable to make full payment on the note. On November 11, 1994, the new holder filed judicial foreclosure proceedings against Portland Lofts for non-payment of the unsecured note. Portland Lofts successfully contested through the court the right of the new holder to foreclose on the property. Portland Lofts' position was that the default claimed on the unsecured note did not constitute a default on the mortgage note. On August 25, 1995, the court issued a summary judgment in favor of Portland Lofts. However, the new holder continued to pursue the payment of the $550,000 unsecured note through litigation.

    On May 21, 1996, Portland Lofts and the new holder entered into a Settlement Agreement (the Agreement) to resolve the claims concerning the mortgage note and the $550,000 unsecured note (the Notes). According to the Agreement, Portland Lofts was allowed until July 31, 1996 to pay $5,400,000 to the new holder in full satisfaction of the Notes.

    On June 20, 1996, Portland Lofts obtained alternative financing of $5,625,000 and contributions from one of its general partners of $340,000 to provide sufficient funds to pay in full the $5,400,000 settlement amount with the new holder, the $400,000 note payable and all related closing costs. The transaction resulted in a gain on settlement of debt of $1,656,579. The current $5,625,000 mortgage note on the property: bears interest at 9.0%; amortizes over a 25 year schedule; requires monthly payments of principal and interest of $47,205; and matures on July 1, 2006, at which time all unpaid principal and interest is due.

    HPP'89 had reserved against its investment in Portland Lofts in the accompanying financial statements, reducing such investment to zero due to the substantial doubt that Portland Lofts may not be able to continue as a going concern dating back to the fourth quarter of 1990. Due to the debt settlement and refinancing completed in June 1996, Portland Lofts is expected to continue as a going concern. However, no transactions to the HPP'89's investment in Portland Lofts will be recorded until HPP'89's share of unrecorded losses from Portland Lofts have been eliminated.

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











                                    10
(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

    On March 20, 1996, the Partnership completed a transaction by which the mortgage note was purchased and the property was refinanced. As part of the transaction, the Partnership contributed title and deed of the property to The Cosmopolitan at Mears Park, LLC (TCAMP), a Delaware limited liability company, for a 50% ownership interest in TCAMP. An affiliate of Claremont Management Corporation (see Note 5) contributed $650,000 in cash to TCAMP for a 50% ownership interest in TCAMP. A $7,000,000 mortgage note on the property was obtained by TCAMP from a new lender. Simultaneously, on March 20, 1996, the previous holder of the Cosmopolitan's mortgage was paid
$7,650,000,  the  agreed upon purchase price of the  mortgage  note.    The
transaction resulted in a provision for impairment of real estate of $7,787,963 to recognize the write-down of the real estate to its fair market value at transfer to TCAMP and an extraordinary gain of $9,182,017 on the extinguishment of the original mortgage debt This transaction did not generate any recapture of Rehabilitation Tax Credits to the Partnership
because the tax credits  were already  fully  vested.   The new mortgage
note  on  the  property:   bears interest  at  9.14%;  amortizes over a 25
year schedule; requires monthly payments of principal and interest, real estate tax escrow and replacement reserve payments of $59,416, $28,069 and $4,250, respectively; and matures in April 2003, at which time all unpaid principal and accrued interest is due.

    In the quarter ended June 30, 1996, TCAMP paid $39,400 of distributions
to  HPP'89.   These  distributions were used  to  fund  a  portion  of  the operating and administrative expenses of HPP'89.

    HPP'89's investments in the Investee Entities at June 30, 1996 and December 31, 1995 are summarized as follows:


Cumulative:                                           1996         1995
                                                  (Unaudited)    (Unaudited)

Investments  and  advances made in  cash   $        4,845,000     $4,845,000
Transfer of investment of real estate interest to
  investee entity                                     650,000              -
Evaluation     and    acquisition     costs           835,709        835,709
Interest capitalization and other costs                39,615         39,615
Equity   in   losses  of  Investee  Entities       (1,503,244)    (1,514,930)
Reserves for realization of investments            (3,469,267)    (3,469,267)
Amortization of certain costs                         (41,599)       (39,972)
Distributions received from Investee Entity           (39,400)             -
Sale  of one third interest of Investee Entity       (241,620)      (241,620)

                                                   $1,075,194       $454,535


    The above summary of HPP'89's investments in Investee Entities does not include the investment in Jenkins Court and accumulated activity thereon.

   For the six months ended June 30, 1996 and 1995, the equity in losses of Investee Entities reflected in the accompanying statements of operations includes the unaudited allocated income (loss) from Investee Partnerships of $11,685 and ($12,439), respectively, and the amortization of certain costs of $1,626.





                                    11
(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

    Summary combined balance sheets of the Investee Entities as of June 30, 1996 and 1995, and summary combined statements of operations for the six months ended June 30, 1996 and 1995 are as follows:
                      COMBINED BALANCE SHEETS

                                ASSETS


                                                       1996        1995
                                                   (Unaudited)   (Unaudited)
Buildings and improvements, net of accumulated
  depreciation  (1996, $2,115,798;
                 1995,$6,117,963)              $    17,382,313  $26,444,287
Land                                                 2,099,576    7,506,133
Other assets, net of accumulated amortization
 (1996, $57,187; 1995,$855,445)                        545,761    2,355,510
Cash                                                   457,255      151,816

    Total   assets                             $    20,484,905  $36,457,746

                   LIABILITIES AND PARTNERS' EQUITY
Liabilities:
 Mortgage and construction notes payable       $    13,633,735  $ 7,618,850
      Other     liabilities                          1,456,929    1,124,070
  Liabilities  subject to compromise*                        -   23,680,242

  Total liabilities                                 15,090,664   32,423,162

Partners' equity:
    HPP'89                                           3,909,689    3,106,849
    Other   partners                                 1,484,552       27,735

  Total partners' equity                             5,394,241    4,034,584

  Total liabilities and partners' equity           $20,484,905  $36,457,746



* Jenkins Court had $23,680,242 (unaudited) of liabilities as of June 30, 1995 that are subject to compromise due to Jenkins Court's filing for protection through Chapter 11 Federal bankruptcy proceedings. This amount consisted of $22,926,356 of construction notes payable and accrued interest and $753,886 of other liabilities. With the transfer of the deed and title to the mortgage holder in August 1995, all liabilities associated with the building were satisfied and the case was dismissed from Federal Bankruptcy Court. Approximately $708,700 of partnership liabilities, including approximately $94,000 of trade payables, has been classified as other liabilities as of June 30, 1996.

    Operating activity for the Cosmopolitan property for the quarter ended June 30, 1996, as owned by TCAMP, has been recorded in the Combined Statements of Operations, and for the quarter ended March 31, 1996, as owned by HPP'89, has been recorded in HPP'89's statement of operations.


                                    12
(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

                  COMBINED STATEMENTS OF OPERATIONS

                                                  1996          1995
                                              (Unaudited)   (Unaudited)
Revenues:
    Rental revenue                        $    1,245,162    $1,721,895
  Interest and other income                       33,118        25,481
                                               1,278,280     1,747,376
Expenses:
     Interest    expense                         632,964       415,206
  Depreciation and amortization                  235,219       679,851
  Operating expenses                             517,372       576,800

                                               1,385,555     1,671,857


Net    income (loss) from operations        $  (107,275)   $    75,519

Extraordinary item:
   Gain on settlement of debt                  1,656,579             -

Net income                                     1,549,304        75,519



Net income allocated to HPP'89                $1,554,671   $    73,580

Net income (loss) allocated to
    other partners                            $   (5,367)  $     1,939



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









                                    13
(4)     Mortgage Payable and Restricted Cash  (Continued)

    In accordance with the terms of the original mortgage agreement related to the Cosmopolitan, HPP'89 was required to establish an interest bearing operating account (Operating Account) with the mortgage lender for the Cosmopolitan in the initial amount of $1,000,000. An additional $1,000,000 was added to this account on January 15, 1990. Principal funds may have been withdrawn from the operating account if the expenditures were in accordance with the approved budget between the mortgage lender and HPP'89, with the approval of the mortgage lender, or after HPP'89 makes six consecutive debt service payments. Any principal funds remaining in this account may have been returned to HPP'89 under the terms of the original loan agreement.

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





                                    14
(5)     Transactions With Related Parties and Commitments

    In July 1993, HPP'89 engaged Portfolio Advisory Services, Inc. (PAS), corporate general partner of BHP, to provide asset management, accounting, and investor services to HPP'89. PAS performed such services for no fee, but was reimbursed for all operating costs of providing such services. This agreement extended until September 30, 1995.

    On  October  1,  1995, HPP'89 engaged Claremont Management  Corporation
(CMC), an unaffiliated Massachusetts corporation, to provide asset management, accounting and investor services. The initial term of the contract with CMC extends until June 30, 1997, and is automatically extended on a yearly basis unless otherwise terminated, as provided for in the agreement. According to the contract, CMC is reimbursed for all operating costs and is paid an annual fee of $72,000 in 1996. For the six months ending June 30, 1996, CMC was paid fees of $38,400 and was reimbursed for operating costs totaling approximately $34,200.

    HPP'89 entered into a management agreement with an unrelated management agent (previous management agent) to manage The Cosmopolitan. The agreement expired on August 31, 1995, and was renewed on a month-to-month basis through October 31, 1995. On November 1, 1995, HPP'89 entered into a management agreement with CMC, expiring June 30, 1997, to manage The Cosmopolitan. CMC subcontracted with the previous management agent to co-manage The Cosmopolitan through December 31, 1995. The previous management agreement and CMC's management agreement require the payment of management fees equal to the greater of $5,200 monthly or 4% of gross receipts as defined in the agreements. The CMC management agreement also requires The Cosmopolitan to maintain with CMC at all times an Operating Account in the amount of $100,000 and a Contingency Reserve Account in the amount of $50,000 for the benefit of The Cosmopolitan.

    During the six months ending June 30, 1996, HPP'89 paid accounting and other fees on behalf of a certain Investee Partnership totaling $5,850.

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

















                                    15
         HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITIONS AND RESULTS OF OPERATIONS

                               JUNE 30, 1996

                                (UNAUDITED)


      Liquidity and Capital Resources. The Partnership terminated its offering of Units on December 29, 1989, at which time Limited Partners had purchased 26,588 Units, representing gross capital contributions of
$26,588,000. As of June 30, 1996, the Partnership had invested an aggregate of $11,158,064 in three Investee Entities which owned or acquired real properties, the rehabilitation of which has qualified for Rehabilitation Tax Credits. The Partnership had also originally invested $5,000,000 in real property that the Partnership has purchased directly and was required to place a total of $2,000,000 in an escrow account with the mortgage lender for this property for the purpose of funding operating deficits. As discussed below, on March 20, 1996, HPP'89 consummated a transaction by which it transferred its ownership interest in this property to a new entity, in which HPP'89 has a 50% interest. Such amounts contributed represent approximately 100% of the Limited Partners' capital contributions after deduction of selling commissions, organizational and sales costs, acquisition fees and reserves. The Partnership does not expect to make any additional investments in new real estate.

      On March 20, 1996, the Partnership completed a transaction by which the mortgage note was purchased and the property was refinanced. As part of the transaction, the Partnership contributed title and deed of the property to the Cosmopolitan at Mears Park, LLC (TCAMP), a Delaware limited liability company, for a 50% ownership interest in TCAMP. An affiliate of CMC contributed $650,000 in cash to TCAMP for a 50% ownership interest in
TCAMP.   A  $7,000,000 mortgage note on the property was obtained by  TCAMP from a new lender. Simultaneously on March 20, 1996, the previous holder of the Cosmopolitan's mortgage was paid $7,650,000, the agreed upon purchase
price of the mortgage note.   The transaction resulted in a provision for
impairment of real estate of $7,787,963 to recognize the write-down of the real estate to its fair market value at transfer to TCAMP and an extra-ordinary gain of $9,182,017 on the extinguishment of the original mortgage
debt.  This transaction will not   generate  any  recapture  of
Rehabilitation  Tax  Credits   to   the Partnership.  The  new mortgage note
on the property:   bears  interest  at 9.14%;  amortizes  over a 25 year
schedule; requires monthly payments of principal and interest, real estate tax escrow and replacement reserve payments of $59,416, $28,069 and $4,250, respectively; and matures in April 2003, at which time all unpaid principal and accrued interest is due.

      As of June 30, 1996, the Partnership had approximately $162,688 of total cash, all of which was insured by the Federal Deposit Insurance Corporation.

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

      Also, as further discussed in the Results of Operations section, on May 21, 1996, Portland Lofts reached a settlement agreement with the new holder of its mortgage note and an unsecured note. On June 20, 1996, Portland Lofts obtained alternative financing to fully satisfy the mortgage note and unsecured note, as well as a separate note payable.

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

                               JUNE 30, 1996

                                (UNAUDITED)


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

     Results of Operations. The Partnership's allocable share of operating losses in the Investee Entities ranges from 50% to 99%. For the six months ended June 30, 1996, income allocated from the Investee Entities to the Partnership totaled approximately $10,000 which represents the income from 402 Julia of approximately $9,600, including amortization of approximately $1,600, and the income from TCAMP of approximately $400. Generally, under the equity method of accounting, an investment may not be carried below zero. Accordingly, since the Jenkins Court and Portland Lofts investments were fully reserved for in 1990, the Partnership has not recorded its share of losses beyond its 1992 investment in and advances to these Investee Partnerships. At June 30, 1996, approximately $1,385,000 of losses are unrecorded for Portland Lofts. In the future, income from Portland Lofts will not be recorded until all the unrecorded losses have been offset.

      The Partnership incurred total income under generally accepted accounting principles of approximately $910,500 for the six months ended June 30, 1996, including its allocable share of income from an Investee Entity of approximately $10,000. Since inception, the Partnership has received $4,351,001 of Rehabilitation Tax Credits from its direct interest in the St. Paul, Minnesota property and was allocated an additional $4,861,910 from its three original Investee Entities. Such amounts were in turn allocated to the Partnership's partners.

     As a result of the March 20, 1996 transfer of 50% of the ownership of the Cosmopolitan property, HPP'89 will no longer have operations directly due to real estate activity. HPP'89 will account for its investment in TCAMP under the equity method of accounting.

     The increase in operating and administrative expenses and professional fees are due to the fees and other administrative expenses associated with engaging a third party entity to perform asset management, accounting and investor services for HPP'89.

     In general, the Investee Entities, including TCAMP, have completed the lease-up phase. Three properties have essentially met leasing expectations, albeit in some cases at rents below original expectations, while Jenkins Court had slower leasing than was originally projected.

     Both 402 Julia and the Cosmopolitan are residential properties with traditional, annual leases to individuals that expire within one year of signing. Portland Lofts is a mixed use building with 91 residential units and 29,250 square feet of commercial space. The residential leases are traditional, annual leases to individuals that expire within one year of signing. There are 19 commercial units, with leases which range in length from one to seven years. The largest commercial tenant occupies only
5.8% of the total square feet of the property.

     402 Julia has had better than 90% occupancy levels since July 1990 and was 100% leased at June 30, 1996. This 24 unit residential building has benefited from a relatively strong New Orleans market.

      TCAMP had leased approximately 99% of its units at June 30, 1996 and has met occupancy projections. This 255 unit property operates in a very competitive lowertown St. Paul market and has leased over 95% of its units since 1992. Consequently, increased rental operations resulted in increased expenses, particularly expenses associated with utilities and real estate taxes.

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

     Management of Jenkins Court was negotiating with the lender to further extend the Notes. On September 30, 1994, the lender sold Notes A and B to a real estate investment entity, the new holder of the notes. Management of Jenkins Court entered into negotiations with the new holder to extend or restructure the notes. On November 23, 1994, the new holder presented a demand for payment in full of the balance of the Notes and accrued interest thereon. On November 23, 1994, Jenkins Court filed a petition for relief under Chapter 11 of the federal bankruptcy laws in United States Bankruptcy Court for the jurisdiction of the Eastern District of Pennsylvania. Under Chapter 11, certain claims against the Partnership in existence prior to the filing of the petition for relief under federal bankruptcy laws were stayed while Jenkins Court continued business operations as Debtor-in-Possession.




                                    17
         HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

                               JUNE 30, 1996

                                (UNAUDITED)


      Considering the unlikelihood of a successful plan of reorganization, and that maximum vesting of the remaining Rehabilitation Tax Credits had been achieved for 1995 as of June 30, 1995, Jenkins Court negotiated with the new holder for a resolution to the bankruptcy litigation. On August
31, 1995, Jenkins Court and the new holder entered into a settlement agreement by which: Jenkins Court transferred the deed and title to the property to the new holder; the new holder released Jenkins Court and its Guarantors from all indebtedness; and Jenkins Court was provided $25,000 to pay certain professional fees incurred during the bankruptcy proceedings.

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

     As of June 30, 1996, Portland Lofts had approximately 98% occupancy of residential units and 89% occupancy of net rentable commercial space for a combined occupancy of approximately 93%.

      The construction loan on this property and an unsecured note were extended to March 1, 1992. On June 30, 1992, Portland Lofts refinanced its construction loan to a variable rate mortgage note requiring monthly principal and interest payments and maturing on April 1, 1997.

     In July 1993, a $6,800,000 mortgage note and a $500,000 unsecured note were purchased by a real estate investment entity, referred to as the new holder of the mortgage and unsecured notes. The new holder claims that the unsecured note has matured and is in default. It is Portland Lofts' position that the maturity date of the unsecured note had been effectively extended to correspond with the maturity date of the mortgage note. Also, the new holder claims that a default on the unsecured note constitutes a default on the mortgage note.

      On October 7, 1994, the new holder demanded full payment of the unsecured note by November 10, 1994. The guarantors of the unsecured note maintained that they did not have the funds to payoff the unsecured note. On November 11, 1994, the new holder filed judicial foreclosure proceedings against Portland Lofts for non-payment of the unsecured note. Portland Lofts successfully contested through the Circuit Court of Oregon, Multnomah County, the new holder's right to foreclose on the property. Portland Lofts' position was that the default claimed on the unsecured note did not constitute a default on the mortgage note. On August 25,1995, the court issued a summary judgment in favor of Portland Lofts and affirmed that the new holder cannot foreclose on the property due to the default claimed on the unsecured note. However, the new holder continued to pursue the payment of the $550,000 unsecured note through litigation.

      On May 21, 1996, Portland Lofts and the new holder entered into a Settlement Agreement (the Agreement) to resolve the claims concerning the mortgage note and the unsecured note. According to the Agreement, Portland Lofts was allowed until July 31, 1996 to pay $5,400,000 to the new note holder in full satisfaction of the mortgage note and the unsecured note.

      On June 20, 1996, Portland Lofts obtained alternative financing of $5,625,000 and contributions from one of its general partners of $340,000 to provide sufficient funds to pay in full the $5,400,000 settlement amount with the new holder, the $400,000 note payable and all related closing costs. The transaction resulted in a gain on settlement of debt of $1,656,579. The current $5,625,000 mortgage note on the property: bears interest at 9.0%; amortizes over a 25 year schedule; requires monthly payments of principal and interest of $47,205; and matures on July 1, 2006, at which time all unpaid principal and interest is due.




                                    18
         HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

                               JUNE 30, 1996

                                (UNAUDITED)


      As discussed above, on August 31, 1995, Jenkins Court transferred title and ownership of its property to the new holder of the mortgage through a deed in lieu of foreclosure to maximize the vesting of Rehabilitation Tax Credits. Such a transfer resulted in only a partial recapture of Rehabilitation Tax Credits generated in 1991. Both Jenkins Court and Portland Lofts are fully reserved for at June 30, 1996. Also, the Partnership, as a general partner of the Investee Entities, may be liable for certain creditor claims with recourse that cannot be satisfied by the Investee Entities.

      Inflation and Other Economic Factors. Recent economic trends have kept inflation relatively low, although the Partnership cannot make any predictions as to whether recent trends will continue. The assets of the Partnership are highly leveraged in view of the fact that each property is subject to a first mortgage loan. Operating expenses and rental revenues of each property are subject to inflationary factors. Low rates of inflation could result in slower rental rate increases, and to the extent that these factors are outpaced by increases in property operating expenses (which could arise as a result of general economic circumstances such as an increase in the cost of energy or fuel, or from local economic circumstances), the operations of the Partnership could be adversely affected. Actual deflation in prices generally would, in effect, increase the economic burden of the mortgage debt service with a corresponding adverse effect.

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

                               JUNE 30, 1996


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

                Also, as mentioned in the Results of Operations section, on November 11, 1994 the holder of the mortgage note and an unsecured note (mortgage holder) of Portland Lofts filed judicial foreclosure proceedings against Portland Lofts for non-payment of the unsecured note. It was Portland Lofts' position that the unsecured note is not due and that the maturity date of the unsecured note had been effectively extended to correspond with the maturity date of the mortgage note. The mortgage holder claimed that a default on the unsecured note constitutes a default on the mortgage note. Portland Lofts successfully contested through the Circuit Court of Oregon, Multnomah County, the mortgage holder's right to foreclose on the property. Portland Lofts' position was that the default claimed on the unsecured note does not constitute a default on the mortgage note. On August 25, 1995, the court issued a summary judgment in favor of Portland Lofts, affirming that the mortgage holder cannot foreclose on the property due to the claimed default on the unsecured note. However, the mortgage holder continued to pursue the payment of the unsecured note through direct negotiations with Portland Lofts, as well as through the court. On May 21, 1996, Portland Lofts and the mortgage holder entered into a Settlement Agreement to resolve claims concerning the mortgage note and the unsecured note. On June 20, 1996, Portland Lofts obtained alternative financing and general partner contributions to fully satisfy the obligations of the mortgage note and unsecured note, as well as an unrelated note payable.

               To the best knowledge of the General Partner, Jenkins Court, Portland Lofts, 402 Julia nor The Cosmopolitan at Mears Park is currently subject to any material pending legal proceedings.


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

                      HISTORIC PRESERVATION PROPERTIES 1989
                      LIMITED PARTNERSHIP

                      By: Boston Historic Partners Limited Partnership General Partner

                           By:  Portfolio Advisory Services, Inc.
                                General Partner

Date:  August 14, 1996    By:    /s/ Terrence P. Sullivan
                                     Terrence P. Sullivan,
                                     President

                           and


Date:  August  14,  1996  By:    /s/ Terrence P. Sullivan
                                     Terrence P. Sullivan,
                                     General Partner





























                                    21