Form 10-K/A
period 1995-12-31
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 1996-10-15
CIK 839614

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K/A

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

                     1995 FORM 10-K/A ANNUAL REPORT

                          TABLE OF CONTENTS
                                                          Sequential
                                                Page No.   Page No.

PART I

     Item 1    Business                            K-3        4
     Item 2    Properties                          K-5        6
     Item 3    Legal Proceedings                   K-5        6
     Item 4    Submission of Matters to a
                 Vote of Unit Holders              K-6        7

PART II

     Item 5    Market for the Registrant's
                 Units and Related Unit
                 Holder Matters                    K-7        8
     Item 6    Selected Financial Data             K-8        9
     Item 7    Management's Discussion and
                 Analysis of Financial
                 Condition and Results of
                 Operations                        K-9       10
     Item 8    Financial Statements and
                    Supplementary    Data          K-17      18
     Item 9    Changes In and Disagreements
                 with Accountants on Accounting
                 and Financial Disclosure          K-17      18

PART III

     Item 10   Director and Executive
                 Officer of the Registrant         K-18      19
     Item 11   Executive Compensation              K-19      20
     Item 12   Unit Ownership of Certain
                 Beneficial Owners and
                 Management                        K-20      21
     Item 13   Certain Relationships and
                 Related Transactions              K-20      21

PART IV

     Item 14   Exhibits, Financial Statement
                 Schedules and Reports on
                    Form    8-K                    K-21      22

SIGNATURE                                          K-22      23

SUPPLEMENTAL INFORMATION                           K-23      24
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

The Partnership invested in three of its properties through the acquisition of general partnership interests in the Investee Partnerships. In each of these cases (except for Jenkins Court, as discussed in Section 7), the Investee Partnership owns the fee interest in the property. Significant Investee Partnership decisions require the approval of both the Partnership and the other participating general partners. The Partnership has also directly invested and owns the fee interest in one additional property. All decisions with respect to the ownership and operating of such property are made by the Partnership. All the Investee Partnerships are subject to first mortgage loans (except for Jenkins Court, as discussed in Section 7). See Management's discussion and Analysis of Financial Condition and Results of Operations included as part of this Annual report on Form 10-K for further detail.The Investee Partnerships are, and will continue to be, subject to competition from existing and future projects in the same areas. The success of the Partnership will depend on factors, many of which are beyond the control of the Partnership and which cannot be predicted at this time.

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

Item 6.   Selected Financial Data.

                                     Periods Ended December 31,

                                  1995        1994         1993            1992            1991
                             (Unaudited)  (Unaudited)  (Unaudited)     (Unaudited)
Revenues                     $ 2,164,691  $ 2,187,421  $ 2,074,655     $  1,853,948   $  1,532,934

Net Loss                     $(1,928,010) $(1,391,927) $(1,476,662)    $ (1,234,413)  $ (2,090,741)

Net Loss per weighted
  average Unit outstanding   $    (71.79) $    (51.83) $    (54.98)    $     (45.96)  $     (77.85)

Total Assets as of
  December 31,               $17,160,719  $19,092,470  $19,495,840     $ 20,211,720   $ 20,817,113

Long Term Debt, excluding
  discount as of Dec. 31,    $17,579,606  $18,496,144  $17,884,892     $ 17,500,000   $ 17,500,000

Cash Distributions per
  weighted average Unit      $      0.00  $      0.00  $      0.00     $       0.00   $       0.00
  outstanding

Rehabilitation Tax Credit
  per Unit                  $      0.00   $      0.00  $      0.00     $       0.00   $       12.93
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

The property achieved stablilized occupancy in 1992. Certain income and expense itmes, including rental income, payroll, real estate taxes and utilities experienced normal inflationary increases from 1993 to 1994 to 1995. The decrease from 1993 to 1994 and the increase from 1994 to 1995 of operating and administrative expenses are due to the fees and other administrative expenses associated with engaging third party entities in 1993 and 1995 to perform asset management, accounting and investor services for HPP'89. Professional fees during 1994 were high due to the legal and other professional fees associated with the negotiations concerning the financial situations of the Cosmopolitan, Portland Lofts and Jenkins Court.

Other operating expenses increased in 1994 as a result of increased painting, carpeting and appliance replacement due to higher turnover.
Interest and other income was significantly reduced in 1995 because of the reduced interest income earned from an operating escrow. In
January of 1995, approximately $1,311,000 of the operating escrow, was used to pay down the mortgage note. The increase in interest expense is a function of the amortization of the discount on the mortgage note payable.

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

As a result of the March 20, 1996 transfer of 50% of the ownership in the Cosmopolitan property, HPP'89 will no longer have operations directly due to real estate activity. The Partnership will account for its investment in CMP under the equity method of accounting.

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



                      ANNUAL REPORT ON FORM 10-K/A

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





                   									Page  F-1




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

       	HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                         STATEMENTS OF OPERATIONS

            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                               (UNAUDITED)

                                							 			 1995	    		 1994	   		  1993
REVENUES:
	Rental income                      	$	2,043,734	$	1,975,795	$	1,941,548
	Interest and other income 		            120,957   		212,626   		133,107

                             										2,164,691 		2,188,421 		2,074,655
EXPENSES:
	Operating and administrative
		(Notes 4 and 8)                        120,242		   101,985   		224,647
	Professional fees		                      11,549	    	70,556		    16,822
	Depreciation and amortization	         	524,903		   513,745	   	516,090
	Property operating expenses:
		Payroll services		                     200,839   		204,169   		192,670
		Utilities		                            302,788	   	309,112	   	281,679
		Real estate taxes 		                   330,492	   	322,640   		309,127
		Other operating	                      	422,025   		404,648   		343,305

	                             									1,912,838 		1,926,855 		1,884,340

INCOME FROM OPERATIONS                   251,853     261,566     190,315

INTEREST EXPENSE                      (2,163,677) (1,638,696) (1,573,232)

LOSS ON SALE OF	INTEREST IN
 INVESTEE PARTNERSHIP                                           ( 56,620)

EQUITY IN LOSS OF INVESTEE
 PARTNERSHIPS                            (16,186)    (14,797)    (37,125)

NET LOSS                            $ (1,928,010)$(1,391,927)$(1,476,662)

NET LOSS ALLOCATED TO GENERAL
 PARTNER                                 (19,280)     (13,919)    (14,767)

NET LOSS ALLOCATED TO LIMITED
	PARTNERS                             (1,908,730)  (1,378,008) (1,461,895)

NET LOSS PER UNIT OF INVESTOR
 LIMITED PARTNERSHIP INTEREST
 BASED ON 26,588 UNITS OUTSTANDING       (71.70)       (51.83)     (54.98)

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


           	HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                         	STATEMENTS OF CASH FLOWS

            	FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                             	(UNAUDITED)



                                  								1995       			1994	       		1993
CASH FLOWS FROM OPERATING ACTIVITIES:
	Net loss	                      		$	(1,928,010)	$	(1,391,927)	$	(1,476,662)
	Adjustments to reconcile net loss
		to net cash provided by (used in)
		operating activities:
			Depreciation and amortization		     524,903	     	513,745     		516,090
			Amortization of discount on note
				payable 		                         930,442		     296,356     		279,464
			Deferred interest expense added to
 				principal of mortgage payable	   	394,087     		611,252     		384,892
			Equity in loss of investee
    partnerships		                      16,186		      14,797      		37,125
			Loss on sale of interest in
				investee partnership	                   	-	           	-	      	56,620
			Increase (decrease) in accrued
				expenses and other liabilities    		(9,595)	      	60,331	    	105,046
			Increase (decrease) in
    accounts payable	                 	(18,110)		      20,618	     	(8,620)
			Decrease in other assets	           	10,701       		 4,807     		16,331
			 Net cash provided by (used in)
				  operating activities		           (79,396)     		129,979    		(89,714)

CASH FLOWS FROM INVESTING ACTIVITIES:
	Additions to building and improvemts  (16,369)	           	-		     (6,702)
	Purchase of furniture and equipment  		(2,349)	           	-		           -
	Decrease (increase) in due from
		investee partnerships                		3,000	        	1,522		      5,625
Proceeds from sale of interest in
		investee partnership		                     -  		          - 	   	100,000
		   Net cash provided by (used in)
			   investing activities	           	(15,718)       		1,522     		98,923

CASH FLOW FROM FINANCING ACTIVITIES:
   Principal payment on mortgage
	  note payable                     (1,310,625)	            	-	         	-
  Payment of deferred financing
          fees                         (19,593)              -           -
   Net cash used in
          financing activities    		(1,330,218)             	-	         	-

NET INCREASE (DECREASE) IN CASH   		(1,425,332)	       	131,501    		9,209

CASH, BEGINNING OF YEAR	            	2,213,934      		2,082,433 	2,073,224

CASH, END OF YEAR                   	$	788,602     	$	2,213,934 $	2,082,433

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

(3)	Summary of Significant Accounting Policies

	Investments in Investee Partnerships

HPP'89 accounts for its investments in its three limited partnerships (the Investee Partnerships) under the equity method. In general, under the equity method of accounting for investments, the investment is recorded at cost and the current allocable portion of earnings (losses) of an Investee Partnership is recorded as income (loss) with a corresponding increase (decrease) to the investment

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
	                               DECEMBER 31, 1995
	                                (IN THOUSANDS)
	                                  (UNAUDITED)

Note 1:	The aggregate cost of each property on a tax basis net of the reduction due to the rehabilitation tax credit at December 31, 1995 and 1994 are as follows:
                           			1995			1994

Jenkintown, Pennsylvania	$	     -	$	23,578

New Orleans, Louisiana    		1,458	  	1,458

Portland, Oregon          		9,733  		9,733

St. Paul, Minnesota      		21,053	 	21,053

		                       $	32,244	$	55,822

Note 2:	The changes in accumulated depreciation for the years ended
	December 31, 1995 and 1994 are as follows:

                          			1995			1994

Balance at beginning
 of period	               $	7,892	$	6,090

Depreciation during
  the year		                  822	 	1,802

Write-off due to disposal
 of property	$            	(3,979)   		-

                         	$	4,735	$	7,892
Note 3:  The changes intotal costs of land, building and improvements for the years ended December 31, 1995, and 1994 are a follows:

                             1995    1994

Balance at beg of period   $57,038 $56,984

Additional Building and
 Improvements                   76      76

Disposal of Building and
 Improvements(Jenkins Ct) $(26,601)      -

Balance at end of period  $ 30,513 $57,038
                                              F-25





	The accompanying notes are an integral part of these financial statements.


             	HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS (Continued)

                FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                               (UNAUDITED)