Form 10-Q
period 1996-09-30
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 1996-11-14
CIK 839614

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 10-Q

[X]  Quarterly  Report Pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the quarter ended    September 30, 1996
               or
[  ]  Transition Report Pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934

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

                       SEPTEMBER 30, 1996

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

                             BALANCE SHEETS

                SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                               (UNAUDITED)


                                  ASSETS
                                                1996         1995
INVESTMENT IN REAL ESTATE:
   Building  and building improvements  $           -       $ 15,922,298
   Land and land improvements                       -          1,171,079
   Furniture  and  equipment                        -            526,875

                                                              17,620,252
   Accumulated depreciation                         -         (2,853,348)

                                                    -         14,766,904

INVESTMENTS IN INVESTEE ENTITIES            4,531,698          3,923,802
   Less  reserve  for  realization of
    investments in  Investee  Entities     (3,469,267)        (3,469,267)

                                            1,062,431            454,535

CASH,  of  which  $542,088  was
    restricted  in  1995                      155,235            788,602
DEFERRED EVALUATION AND ACQUISITION COSTS,
   net  of  accumulated amortization
   of $186,640  in  1995                            -          1,057,739
OTHER        ASSETS                            78,655             92,939

                                       $    1,296,321        $17,160,719


                     LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
   Mortgage  payable                   $            -        $17,579,606
   Less discount on  mortgage payable               -         (1,059,719)

                                                    -         16,519,887

   Accounts payable                             3,155              5,366
   Accrued expenses and other liabilities      22,088            262,618

          Total liabilities                    25,243         16,787,871

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY
  Limited Partners' Equity-Units of
    Investor Limited Partnership
    Interest, $1,000 stated value per
    Unit-Issued  and outstanding 26,588
     units                                  1,489,702            600,455
  General Partner's equity (deficiency)      (218,624)          (227,607)
    Total   partners'   equity              1,271,078            372,848

                                       $    1,296,321       $ 17,160,719



     The accompanying notes are an integral part of these financial statements.

          HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                    CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
            AND THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                 (UNAUDITED)

                          Three Months Ended             Nine Months Ended
                             September 30,                  September 30,

                                1996        1995          1996          1995
REVENUES:
  Rental and related income $         -  $  511,562    $  533,027  $ 1,529,081
  Interest and other income       4,950      27,398        26,939       99,634

                                  4,950     538,960       559,966    1,628,715
EXPENSES:
  Operating and
            administrative       32,285      24,124       115,731       81,066
  Professional fees               1,630       4,020        24,186       14,856
  Depreciation and amortiz            -     130,885       124,804      392,656
  Property operating expenses:
    Payroll services                  -      49,066        52,597      148,001
    Utilities                         -      85,826        84,691      229,621
    Real estate taxes                 -      87,000        85,698      261,008
    Other operating                   -     124,341        87,266      321,851

                                 33,915     505,262       574,973    1,449,059

                                (28,965)     33,698       (15,007)     179,656

PROVISION FOR IMPAIRMENT OF REAL
  ESTATE AT TRANSFER OF OWNERSHIP
  INTEREST IN REAL ESTATE  TO
   INVESTEE   ENTITY                  -           -    (7,787,963)           -

INCOME (LOSS) FROM OPERATIONS   (28,965)     33,698    (7,802,970)     179,656

INTEREST EXPENSE                      -    (544,948)     (507,513)  (1,620,333)

EQUITY IN INCOME (LOSS)
  OF INVESTEE PARTNERSHIP        16,637         (43)       26,696      (14,108)

NET LOSS BEFORE EXTRAORDINARY
  GAIN                          (12,328)   (511,293)   (8,283,787)  (1,454,785)

EXTRAORDINARY GAIN ON
  EXTINGUISHMENT  OF DEBT             -           -     9,182,017            -

NET INCOME (LOSS)              $(12,328)  $(511,293)     $898,230  $(1,454,785)

NET INCOME (LOSS) ALLOCATED
  TO GENERAL PARTNER            $  (123)    $(5,113)       $8,983     $(14,548)

NET INCOME (LOSS) ALLOCATED
  TO LIMITED PARTNERS          $(12,205)  $(506,180)     $889,247  $(1,440,237)

NET INCOME (LOSS) PER UNIT OF
  INVESTOR LIMITED PARTNERSHIP
  INTEREST, BASED ON 26,588 UNITS
  ISSUED AND OUTSTANDING   $       (.46)  $  (19.04)     $  33.44  $    (54.17)


 The accompanying notes are an integral part of these financial statements.

        HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

               STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)

            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND

                  FOR THE YEAR ENDED DECEMBER 31, 1995

                               (UNAUDITED)


                          Units of
                          Investor      Investor
                          Limited       Limited      General
                          Partnership   Partners'    Partner's
                          Interest      Equity       (Deficiency)   Total

BALANCE,
   December 31, 1994      26,588      $  2,509,185   $ (208,327)   $ 2,300,858

   Net  loss                   -        (1,908,730)     (19,280)    (1,928,010)

BALANCE,
  December  31, 1995      26,588           600,455     (227,607)       372,848

   Net  income                 -           889,247        8,983        898,230

BALANCE,
   September 30, 1996     26,588      $  1,489,702   $ (218,624)   $ 1,271,078











     The accompanying notes are an integral part of these financial statements.

        HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                        STATEMENTS OF CASH FLOWS

          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                               (UNAUDITED)

                                                     1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                $ 898,230     $(1,454,785)
 Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
  Depreciation and amortization                     124,804         392,656
  Amortization of discount on mortgage payable      233,893         700,886
   Provision for impairment of real estate at
   transfer of ownership   interest   in   real
   estate   to   investee   entity                7,787,963               -
   Extraordinary gain on extinguishment of debt  (9,182,017)              -
  Deferred interest expense added to
    the principal of mortgage payable                78,237         289,616
  Equity in (income) loss in investee entity        (26,696)         14,108
   Decrease in due from investee entity                   -             300
   Increase in other assets                            (807)        (35,824)
  Decrease in accounts payable                       (2,211)        (19,355)
  Increase in accrued expenses and other
   liabilities                                       68,698          60,843
       Net cash used in operating activities        (19,906)        (51,555)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of furniture  and  equipment             (2,694)              -
  Cash payment at transfer of ownership interest
   in investment in real estate to investee
   entity                                          (679,567)              -
    Cash distribution from investee partnerships     68,800               -
    Net cash  used in investing  activities        (613,461)              -

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment  of  mortgage  payable                        -      (1,310,625)

NET DECREASE IN CASH                               (633,367)     (1,362,180)

CASH, BEGINNING OF PERIOD                           788,602       2,213,934

CASH, END OF PERIOD                                $155,235        $851,754

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                           $301,349        $659,463
  Noncash financing activity:
    Interest expense not paid from net
      cash flow and added to the mortgage
      payable balance.                             $ 78,237        $289,616


The accompanying notes are an integral part of these financial statements.

(1)     Basis of Presentation

   The accompanying unaudited financial statements of Historic Preservation Properties 1989 Limited Partnership (HPP'89) have been prepared in accordance with generally accepted accounting principles for interim financial information and generally with instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting
principles   for  complete  financial  statements.   In  the   opinion   of
management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the unaudited financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1995 for HPP'89, as filed with the Securities and Exchange Commission.

(2)     General Partner

    The general partner of HPP'89 is Boston Historic Partners Limited Partnership (BHP), a Massachusetts limited partnership. BHP was formed in November 1986 for the purpose of organizing, syndicating and managing three publicly offered real estate limited partnerships (Public
Rehabilitation Partnerships).   As of September 30, 1996, BHP has established
three  such partnerships, including HPP'89.

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



(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

   HPP'89 contributed $6,563,064 through September 30, 1996, to the capital of Jenkins Court and acquired a general partnership interest therein. HPP'89's investment in Jenkins Court originally represented approximately 36% of the aggregate amount which HPP'89 had originally contributed to the capital of its three Investee Partnerships and to purchase its direct interest in the Cosmopolitan Building.

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

    Since the fourth quarter of 1990, HPP'89 had reserved against its investment in Jenkins Court, reducing such investment to zero due to the substantial doubt that Jenkins Court would continue as a going concern. Since Jenkins Court no longer owns its investment property, it is not expected to continue as a going concern. Consequently, due to Jenkins Court's foreclosure in 1995, HPP'89's investment in Jenkins Court and its corresponding reserve, both totaling $5,471,055, were eliminated from the balance sheet.

   HPP'89 might be liable as a general partner of Jenkins Court for certain trade creditor claims, with recourse to HPP'89, that cannot be satisfied by Jenkins Court or the developer general partner.




(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

    402 Julia Street Associates Limited Partnership (402 Julia) is a Delaware limited partnership formed on July 25, 1989 to acquire, construct, rehabilitate, operate and manage a 19,000 square foot site and the building situated thereon and to rehabilitate the building into 24 residential units and approximately 3,500 net rentable square feet of commercial space located thereon at 402 Julia Street, New Orleans, Louisiana. At September 30, 1996, 402 Julia had leased 100% of its residential units and commercial space.

   HPP'89 contributed $775,000 through September 30, 1996 to the capital of 402 Julia and acquired a general partnership interest therein. HPP'89's investment in 402 Julia originally represented approximately 4% of the aggregate amount which HPP'89 had contributed to the capital of its three Investee Partnerships and to purchase its direct interest in the Cosmopolitan Building.

    On September 16, 1993, HPP'89 sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. HPP'89's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale require an initial payment of $100,000, which was received in September 1993, followed by annual payments of $3,500 from 1994 to 2016 and a final payment of $4,500 in 2017. A total of $78,000 remains uncollected as of September 30, 1996 and is secured by the interest sold to the developer general partner. The sale transaction did not generate any Investment Tax Credit recapture.

    Portland Lofts Associates Limited Partnership (Portland Lofts) is a Delaware limited partnership formed on August 8, 1989 to acquire, construct, rehabilitate, operate and manage three buildings containing 107 residential units including ground floor space useable as either commercial space or as home/studio space for artists, located at 555 Northwest Park Avenue in Portland, Oregon. At September 30, 1996, Portland Lofts had leased 96% of its residential units and approximately 87% of its net rentable commercial space for a combined occupancy of approximately 94%.

    HPP'89 contributed $3,820,000 through December 31, 1995 to the capital of Portland Lofts and acquired a general partnership interest therein. HPP'89's investment in Portland Lofts represented approximately 21% of the aggregate amount which HPP'89 had originally contributed to the capital of its three Investee Partnerships and to purchase its direct interest in the Cosmopolitan Building (Note 4).

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

    On June 20, 1996, Portland Lofts obtained alternative financing of $5,625,000 and contributions from one of its general partners of $340,000 to provide sufficient funds to pay in full the $5,400,000 settlement amount with the new holder, the $400,000 note payable and all related closing costs. The transaction resulted in an extraordinary gain on extinguishment of debt of $1,656,579. The current $5,625,000 mortgage note on the property: bears interest at 9.0%; amortizes over a 25 year schedule; requires monthly payments of principal and interest of $47,205; and matures on July 1, 2006, at which time all unpaid principal and interest is due.

    HPP'89 had reserved against its investment in Portland Lofts in the accompanying financial statements, reducing such investment to zero due to the substantial doubt that Portland Lofts may not be able to continue as a going concern dating back to the fourth quarter of 1990. Due to the debt settlement and refinancing completed in June 1996, Portland Lofts is expected to continue as a going concern. However, no transactions to the HPP'89's investment in Portland Lofts will be recorded until HPP'89's share of unrecorded losses from Portland Lofts has been eliminated.

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

    The building was originally recorded at the net purchase price of the net indebtedness assumed by HPP'89 plus the amount paid at the closing. Subsequent improvements have been recorded at cost. HPP'89's investment in The Cosmopolitan represented approximately 39% of the aggregate amount which HPP'89 originally contributed to the capital of its three Investee Partnerships and to purchase its direct interest in the Cosmopolitan.








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

    In 1996, TCAMP paid to HPP'89 $68,800 of distributions which were used to fund a portion of the operating and administrative expenses of HPP'89.

    HPP'89's investments in the Investee Entities at September 30,1996 and December 31,1995 are summarized as follows:


Cumulative:                                      1996         1995
                                                (Unaudited)  (Unaudited)

Investments  and  advances made in  cash     $   4,845,000  $  4,845,000
Transfer of investment of real estate interest to
  investee entity                                  650,000             -
Evaluation     and    acquisition     costs        835,709       835,709
Interest capitalization and other costs             39,615        39,615
Equity   in   losses  of  Investee  Entities    (1,485,794)   (1,514,930)
Reserves for realization of investments         (3,469,267)   (3,469,267)
Amortization of certain costs                      (42,412)      (39,972)
Distributions received from Investee Entity        (68,800)            -
Sale of one third interest of Investee Entity     (241,620)     (241,620)

                                                $1,062,431      $454,535


    The above summary of HPP'89's investments in Investee Entities does not include the investment in Jenkins Court and accumulated activity thereon.

    For the nine months ended September 30, 1996 and 1995, the equity in losses of Investee Entities reflected in the accompanying statements of operations includes the unaudited allocated income (loss) from Investee Partnerships of $29,135 and ($11,669), respectively, and the amortization of certain costs of $2,439.



(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

   Summary combined balance sheets of the Investee Entities as of September 30, 1996 and 1995, and summary combined statements of operations for the nine months ended September 30, 1996 and 1995 are as follows:

                       COMBINED BALANCE SHEETS

                                ASSETS
                                                  1996        1995
                                              (Unaudited)       (Unaudited)
Buildings and improvements, net of accumulated
  depreciation
   (1996, $2,264,899; 1995,$1,789,892)     $    17,235,902  $    10,596,985
Land                                             2,099,576        1,032,326
Other assets, net of accumulated amortization
 (1996, $57,970; 1995,$53,813)                     759,023          351,421
Cash                                               441,756           77,775

    Total   assets                         $    20,536,257     $ 12,058,507

                   LIABILITIES AND PARTNERS' EQUITY
Liabilities:
 Mortgage and construction notes payable       $13,604,944      $ 7,599,546
      Other     liabilities                      1,528,123        1,723,012

  Total liabilities                             15,133,067        9,322,558

Partners' equity:
    HPP'89                                       3,932,002        1,880,191
    Other   partners                             1,471,188          855,758

  Total partners' equity                         5,403,190        2,735,949

  Total liabilities and partners' equity       $20,536,257      $12,058,507


    Operating activity for the Cosmopolitan property for the quarters ended September 30, 1996 and June 30, 1996, as owned by TCAMP, has been recorded in the Combined Statements of Operations, and for the quarter ended March 31, 1996, as owned by HPP'89, has been recorded in HPP'89's statement of operations.


(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

                  COMBINED STATEMENTS OF OPERATIONS

                                               1996                1995
                                            (Unaudited)         (Unaudited)
Revenues:
    Rental   revenue                    $     2,137,324       $   2,321,024
  Interest and other income                      50,177              41,855
                                              2,187,501           2,362,879
Expenses:
     Interest    expense                        914,541             622,843
  Depreciation and amortization                 385,103             923,240
  Operating expenses                            932,657             913,040

                                              2,232,301           2,459,123

Net loss from operations                      $ (44,800)           $(96,244)

Extraordinary items:
  Gain on settlement of debt                  1,656,579                   -
  Loss  of transfer of property                       -          (1,117,247)

Net  income  (loss)                      $    1,611,779       $  (1,213,491)

Net income  (loss) allocated to HPP'89   $    1,611,477       $  (1,153,078)

Net  income (loss) allocated to other
 partners                                $          302       $     (60,413)


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

    Contract interest due from January 1, 1996 through March 20, 1996 and for the nine months ended September 30, 1995 totaled $273,618 and $919,447, respectively, of which $78,237 and $289,616, respectively, exceeded net cash flow and has been added to the principal balance. Net cash flow due for the period January 1, 1996 to March 20, 1996 totaled $169,535 and was paid in full as of March 20, 1996.

    In January 1995, HPP'89 consummated an agreement with the holder of the mortgage note to amend certain provisions within the mortgage note including the maturity date.

    For financial reporting purposes, the discount on the mortgage note payable has been recorded to reflect an effective interest rate of 10% over the life of the loan. Due to the advancement of the maturity date, as discussed below, the effective interest rate was amended on January 1, 1995 to 14.04% to amortize the remaining discount over the remaining life of the mortgage note. Amortization of the discount amounted to $233,893 and
$700,886 for the period January 1, 1996 to March 20, 1996, and for the nine months ended September 30, 1995, and is reflected as interest expense.

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

    Also in accordance with the Cosmopolitan's mortgage agreement, HPP 1989 established a working capital reserve (Working Capital Account) for apartment rollover expenses and working capital items. As of December 31, 1995, the balance of the Working Capital Account totaled $123,129. Furthermore, due to HPP'89's cash flow debt service mortgage agreement, the cash accounts maintained for the daily operations of the Cosmopolitan were effectively reserved for the Cosmopolitan only. As of December 31, 1995, the balance of Cosmopolitan's operating accounts equaled $202,172.

    HPP'89 was paid the remaining amounts in the escrow account and working capital reserve on March 20, 1996, the date of purchase of the mortgage note. Further information on the March 20 1996 transaction is provided in
Note 3.




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

    On  October  1,  1995, HPP'89 engaged Claremont Management  Corporation
(CMC), an unaffiliated Massachusetts corporation, to provide asset management, accounting and investor services. The initial term of the contract with CMC extends until June 30, 1997, and is automatically extended on a yearly basis unless otherwise terminated, as provided for in the agreement. According to the contract, CMC is reimbursed for all operating costs and is paid an annual fee of $72,000 in 1996. For the nine months ending September 30, 1996, CMC was paid fees of $55,200 and was reimbursed for operating costs totaling approximately $47,000.

    HPP'89 entered into a management agreement with an unrelated management agent (previous management agent) to manage The Cosmopolitan. The agreement expired on August 31, 1995, and was renewed on a month-to-month basis through October 31, 1995. On November 1, 1995, HPP'89 entered into a management agreement with CMC, expiring June 30, 1997, to manage The Cosmopolitan. CMC subcontracted with the previous management agent to co-manage The Cosmopolitan through December 31, 1995. The previous management agreement and CMC's management agreement require the payment of management fees equal to the greater of $5,200 monthly or 4% of gross receipts as defined in the agreements. The CMC management agreement also required The Cosmopolitan to maintain with CMC at all times an Operating Account in the amount of $100,000 and a Contingency Reserve Account in the amount of $50,000 for the benefit of The Cosmopolitan. The property management contract between HPP'89 and CMC terminated on March 20, 1996 when the property was transferred to TCAMP.

   On March 20, 1996, TCAMP entered into a management agreement with CMC to manage the Cosmopolitan property for a fee of 4% of gross receipts. The agreement expires on June 30, 1997 and is renewed thereafter on an annual basis as defined in the agreement.

   During the nine months ending September 30, 1996, HPP'89 paid accounting and other fees on behalf of a certain Investee Partnership totaling $5,850.

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




         HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITIONS AND RESULTS OF OPERATIONS

                            SEPTEMBER 30, 1996

                                (UNAUDITED)


      Liquidity and Capital Resources. The Partnership terminated its offering of Units on December 29, 1989, at which time Limited Partners had purchased 26,588 Units, representing gross capital contributions of
$26,588,000. As of September 30, 1996, the Partnership had invested an aggregate of $11,158,064 in three Investee Entities which owned or acquired real properties, the rehabilitation of which has qualified for Rehabilitation Tax Credits. The Partnership had also originally invested $5,000,000 in real property that the Partnership has purchased directly and was required to place a total of $2,000,000 in an escrow account with the mortgage lender for this property for the purpose of funding operating deficits. As discussed below, on March 20, 1996, HPP'89 consummated a transaction by which it transferred its ownership interest in this property to a new entity, in which HPP'89 has a 50% interest. Such amounts contributed represent approximately 100% of the Limited Partners' capital contributions after deduction of selling commissions, organizational and sales costs, acquisition fees and reserves. The Partnership does not expect to make any additional investments in new real estate.

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

      As of September 30, 1996, the Partnership had approximately $155,235 of total cash, $55,160 of which was not insured by the Federal Deposit Insurance Corporation.

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

      402 Julia has reached stabilized occupancy levels which currently allows it to pay its operating and debt service obligations. However, 402 Julia Street is not expected to generate any additional cash flow to distribute to the Partnership.

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





         HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

                            SEPTEMBER 30, 1996

                                (UNAUDITED)


      As mentioned above, the Partnership refinanced the mortgage loan of the Cosmopolitan property and transferred deed and title to the property to TCAMP in March 1996. Also, Portland Lofts refinanced its debt in June 1996. Both TCAMP and Portland Lofts have stabilized operations and due to their recent respective refinancings, these Investee Entities do generate some additional cash flow. The Partnership expects to strengthen its short term liquidity position through a low to moderate amount of cash flow from TCAMP and Portland Lofts. An additional source of future liquidity may be the sale of the remaining interest in 402 Julia. The Partnership expects these Investee Entities to be the primary sources of future long-term liquidity.

     Results of Operations. The Partnership's allocable share of operating losses in the Investee Entities ranges from 50% to 99%. For the nine months ended September 30, 1996, income allocated from the Investee Entities to the Partnership totaled approximately $26,700 which represents the equity in income from 402 Julia of approximately $11,000, including amortization of approximately $2,400, and the equity in income from TCAMP of approximately $15,700. Generally, under the equity method of accounting, an investment may not be carried below zero. Accordingly, since the Jenkins Court and Portland Lofts investments were fully reserved for in 1990, the Partnership has not recorded its share of losses beyond its 1992 investment in and advances to these Investee Partnerships. In the future, income from Portland Lofts will not be recorded until all the unrecorded losses have been offset.

      The Partnership incurred total income under generally accepted accounting principles of approximately $898,200 for the nine months ended September 30, 1996, including its allocable share of income from an Investee Entity of approximately $26,700. Since inception, the Partnership has received $4,351,001 of Rehabilitation Tax Credits from its direct interest in the St. Paul, Minnesota property and was allocated an additional $4,861,910 from its three original Investee Entities. Such amounts were in turn allocated to the Partnership's partners.

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

     402 Julia has had better than 90% occupancy levels since July 1990 and was 100% leased at September 30, 1996. This 24 unit residential building has benefited from a relatively strong New Orleans market.

      TCAMP had leased approximately 99% of its units at September 30, 1996 and has met occupancy projections. This 255 unit property operates in a very competitive lowertown St. Paul market and has leased over 95% of its units since 1992. Consequently, increased rental operations resulted in increased expenses, particularly expenses associated with utilities and real estate taxes.




         HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

                            SEPTEMBER 30, 1996

                                (UNAUDITED)


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

      As of September 30, 1996, Portland Lofts had approximately 97% occupancy of residential units and 89% occupancy of net rentable commercial space for a combined occupancy of approximately 93%.

      The construction loan on this property and an unsecured note were extended to March 1, 1992. On June 30, 1992, Portland Lofts refinanced its construction loan to a variable rate mortgage note requiring monthly principal and interest payments and maturing on April 1, 1997.

     In July 1993, a $6,800,000 mortgage note and a $550,000 unsecured note were purchased by a real estate investment entity, referred to as the new holder of the mortgage and unsecured notes. The new holder claims that the unsecured note has matured and is in default. It is Portland Lofts' position that the maturity date of the unsecured note had been effectively extended to correspond with the maturity date of the mortgage note. Also, the new holder claims that a default on the unsecured note constitutes a default on the mortgage note.

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

                            SEPTEMBER 30, 1996

                                (UNAUDITED)


      On May 21, 1996, Portland Lofts and the new holder entered into a Settlement Agreement (the Agreement) to resolve the claims concerning the mortgage note and the unsecured note. According to the Agreement, Portland Lofts was allowed until July 31, 1996 to pay $5,400,000 to the new note holder in full satisfaction of the mortgage note and the unsecured note.

      On June 20, 1996, Portland Lofts obtained alternative financing of $5,625,000 and contributions from one of its general partners of $340,000 to provide sufficient funds to pay in full the $5,400,000 settlement amount with the new holder, the $400,000 note payable and all related closing costs. The transaction resulted in an extraordinary gain on extinguishment of debt of $1,656,579. The current $5,625,000 mortgage note on the property: bears interest at 9.0%; amortizes over a 25 year schedule; requires monthly payments of principal and interest of $47,205; and matures on July 1, 2006, at which time all unpaid principal and interest is due.

      As discussed above, on August 31, 1995, Jenkins Court transferred title and ownership of its property to the new holder of the mortgage through a deed in lieu of foreclosure to maximize the vesting of Rehabilitation Tax Credits. Such a transfer resulted in only a minimal recapture of Rehabilitation Tax Credits generated in 1991. Both Jenkins Court and Portland Lofts are fully reserved for at September 30, 1996. Also, the Partnership, as a general partner of the Investee Entities, may be liable for certain creditor claims with recourse that cannot be satisfied by the Investee Entities.

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







         HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                        PART II - OTHER INFORMATION

                            SEPTEMBER 30, 1996


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

                      HISTORIC PRESERVATION PROPERTIES 1989
                      LIMITED PARTNERSHIP

                      By: Boston Historic Partners Limited Partnership General Partner

                           By:  Portfolio Advisory Services, Inc.
                                General Partner

Date:  November 14, 1996   By:  /s/Terrence P. Sullivan
                                   Terrence P. Sullivan,
                                     President

                           and


Date: November 14, 1996    By:  /s/Terrence P. Sullivan
                                   Terrence P. Sullivan,
                                     General Partner





























