Form 10-K
period 1996-12-31
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 1997-04-04
CIK 839614

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K
[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1996
                               or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                to
     Commission File Number 33-24129
     Historic Preservation Properties 1989 Limited
     Partnership (Exact name of registrant as specified in
     its charter)
          Delaware                              04-3021042
    (State or other jurisdiction   (I.R.S. Employer of incorporation
                                     or Identification No.)
      organization)

Batterymarch       Park      II,      Quincy, Massachusetts 02169
(Address of principal executive offices)                 (Zip Code)

Registrant's  telephone number, including area code:  (617) 4721000

Securities  registered  pursuant to Section  12(b)  of  the Act: None.

Securities  registered  pursuant to Section  12(g)  of  the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes  X        No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10K                 or
any  amendment     to this     Form     10-K. [X]

Voting  stock  held  by non-affiliates of  the  registrant:
Not Applicable.



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

                1996 FORM 10-K ANNUAL REPORT

                      TABLE OF CONTENTS
                                                     Sequential
                                                      Page No.
                                             Page No.
PART I
     Item 1    Business                         K-3        4
     Item 2    Properties                       K-5        6
     Item 3    Legal Proceedings                K-5        6
     Item 4    Submission of Matters to a
                 Vote of Unit Holders           K-5        6
PART II
     Item 5    Market for the Registrant's
                 Units and Related Unit
                 Holder Matters                 K-6        7
     Item 6    Selected Financial Data          K-7        8
     Item 7    Management's Discussion and
                 Analysis of Financial Condition and Results
of Operations                                   K-8        9
     Item 8    Financial Statements and
                     Supplementary    Data      K-12       13
     Item 9    Changes In and Disagreements
               with Accountants on Accounting
                 and Financial Disclosure       K-12       13

PART III

     Item 10   Director and Executive
                 Officer of the Registrant      K-13       14
     Item 11   Executive Compensation           K-14       15
     Item 12   Unit Ownership of Certain
                 Beneficial Owners and
                 Management                     K-15       16
     Item 13   Certain Relationships and
                 Related Transactions           K-15       16

PART IV

     Item 14   Exhibits, Financial Statement
                  Schedules and Reports on
                     Form    8-K                K-16        17

SIGNATURES                                      K-17        18

SUPPLEMENTAL INFORMATION                        K-18        19
                               PART I

Item 1.   Business

Historic   Preservation  Properties  1989  Limited
Partnership (HPP'89,  also  referred  to  as the
Partnership),  a  Delaware limited  partnership, was
organized under the  Delaware  Revised Uniform  Limited
Partnership Act on September 1, 1988,  for  the purpose  of
investing  in  a diversified  portfolio  of   real
properties  which  qualified for  rehabilitation  tax
credits (Rehabilitation  Tax  Credits) afforded by  Section  47  of the Internal  Revenue  Code  of 1986, as  amended  (the
Code),  and rehabilitating such properties (or acquiring
such properties  in the   process of rehabilitation and  completing  such
rehabilitation) in a manner intended to render the cost of
such rehabilitation  eligible  for classification   as
"Qualified Rehabilitation Expenditures", as such term is defined inthe Code, and thus eligible for Rehabilitation Tax Credits.
The Partnership was initially capitalized with contributions of $100 from its general partner and $100 from each of three initial limited partners. On September 2, 1988, the Partnership filed a Registration
Statement on Form S-11, File Number 33-24129  (the Registration
Statement), with the Securities and Exchange Commission (the Commission) with respect to the public offering of units of limited partnership interest (Units) in the Partnership. The Registration Statement, covering the offering of up to 100,000 Units at a purchase price of $1,000 per Unit (an aggregate of $100,000,000), was declared effective on December 19, 1988. The offering of Units terminated on December 29, 1989, at which time the Partnership had received gross offering proceeds of $26,588,000 from 2,505 investors.

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

The Partnership originally invested an aggregate of $11,158,064 in three limited partnerships (collectively, the "Investee Partnerships") through the acquisition of general partnership interests in the Investee Partnerships, each of which owned or acquired real properties, the rehabilitation of which qualified for Rehabilitation Tax Credits. The Partnership also originally invested $5,000,000 in a real property that the Partnership purchased directly. In conjunction with this direct purchase, the Partnership had placed a total of $2,000,000 in an escrow account with the mortgage lender (the mortgage lender) for such property for the purpose of funding operating deficits until such time as there is sufficient cash flow from operations to do so.


These  properties, located in Jenkintown, Pennsylvania (Jenkins Court);
Portland,  Oregon  (Portland  Lofts);   New Orleans, Louisiana
(402   Julia);   and  St.   Paul,   Minnesota (the Cosmopolitan)
were placed in service in December 1989. As of December 31, 1996, 100% of the Limited Partners' capital contributions (net of selling commissions, organizational and sales costs, acquisition fees and reserves) had been invested in real property investments.

As further discussed in Item 7, Jenkins Court filed for protection under Chapter 11 federal bankruptcy laws on November 23, 1994. On August 31, 1995, after maximum vesting of the remaining Rehabilitation Tax Credits had been achieved for 1995 and considering the unlikelihood of a successful plan of reorganization, Jenkins Court negotiated with the mortgage holder to transfer the deed and title of the property to the mortgage holder in lieu of foreclosure.

On September 16, 1993, the Partnership sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. The Partnership's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale required an initial payment of $100,000 which was paid in September 1993, and requires annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017.

As further discussed in Item 7, in March 1996 the Partnership contributed the Cosmopolitan and certain other assets and liabilities to The Cosmopolitan at Mears Park, LLC (TCAMP), a Delaware limited liability company, for a 50% ownership interest in TCAMP. Concurrently, an unrelated party contributed $650,000 in cash to TCAMP for a 50% ownership interest in TCAMP. Simultaneously, TCAMP issued a mortgage note, the proceeds of which, along with the $650,000 cash contribution were used to settle in full the Partnership's mortgage note related to the Cosmopolitan.

The  Investee  Partnerships and the Investee  Limited Liability
Company  are  herein collectively referred to as "the  Investee
Entities". Each of the Investee Entities' agreements is different, but in general,provides for a sharing of management duties and decisions among HPP'89 and therespective local general partners or other managing members and certain priorities to HPP'89 with respect to return on and return of invested capital.  Significant Investee Entity decisions require the  approval of both HPP'89 and the local general
partners  or other  managing member.  In addition, each Investee
Entity  has entered  into various agreements with its local
general partners or member,   or  their  affiliates,  to  provide  development,
management and other services, for which the local general partners, other member (or their affiliates), are paid fees by the respective Investee Entity. All the Investee
Entities are subject  to first mortgage loans (except for Jenkins
Court, as discussed in Item 7). See Management's discussion and Analysis of Financial Condition and Results of Operations included as part of this Annual report on Form 10-K for further detail.

The Investee Entities are, and will continue to be, subject to competition from existing and future projects in the same areas. The success of the Partnership will depend on factors, many of which are beyond the control of the Partnership and which cannot be predicted at this time. Such factors include general economic and real estate market conditions, both on a national basis and in those areas where the projects are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs and government regulations. In addition, other risks inherent in real estate investment may influence the ultimate success of the Partnership, including (i) possible reduction of rental income due to an inability to maintain high occupancy levels or adequate rental levels, or (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, or a decrease in employment or adverse changes in real estate laws, including building codes. In particular, changes in federal and state income tax laws affecting real estate ownership or limited partnerships could have a material and adverse effect on the business of the Partnership.

Item 2.   Properties

See Item 1 above.

Item 3.   Legal Proceedings

The Partnership and its Investee Entities are not party to, to the best knowledge of the General Partner, any material pending legal proceedings.

Item 4.   Submission of Matters to a Vote of Unit Holders.
No matters were submitted to a vote of Unit holders.

                               PART II

Item 5.   Market  for Registrant's Units and Related Unit
Holder Matters.

(a) There is no active market for the Units and no such market is expected to develop. Trading in the Units is sporadic and occurs solely through private transactions.

(b)  As of March 15, 1997, there were 2,519 holders of
     Units.

The  Amended and Restated Agreement of Limited Partnership
(the Partnership  Agreement) requires that any Cash Flow
(as defined therein)  be  distributed  quarterly  to  the
investor  limited partners   (Limited  Partners)  in
specified  proportions   and priorities  and  that Sale or
Refinancing Proceeds (as defined therein) be distributed as and when available. There are no restrictions on the Partnership's present or future ability to make distributions of Cash Flow or Sale or Refinancing Proceeds. For the years ended December 31,
1996, 1995 and 1994, no distributions of Cash Flow or Sale or Refinancing Proceeds were paid or accrued to the Limited Partners.

Item 6.   Selected Financial Data.
                                     Periods Ended December 31,
                                            (Unaudited)
                       1996       1995         1994        1993       1992
Revenues             $552,395  $2,164,691 $   2,188,421 $2,074,655  $1,853,948

Net Income (Loss)    $473,848 $(1,928,010)$(1,391,927) $(1,476,662)$(1,234,413)

Net Income (Loss) per weighted
 average Unit outstanding      :
  Loss   before
  extraordinary  gain$(324.25) $   (71.79) $     (51.83)$    (54.98)$  (45.96)
  Extraordinary gain $ 341.89  $        -  $        -   $         - $       -
Net Income (Loss)    $  17.64  $   (71.79) $     (51.83)$    (54.98)$  (45.96)


Total Assets as of
December 31,         $892,540  $17,160,719 $   19,092,470$19,495,840 $20,211,720

Long Term Debt, excluding discount
as of December 31,   $      0  $17,579,606 $18,496,144   $17,884,892 $17,500,000

Cash Distributions per weighted
average Unit
outstanding          $      0  $         0  $         0  $         0  $      0

Rehabilitation Tax
Credit per Unit      $      0  $         0  $          0 $        0   $      0


See Item 7 for a discussion of the factors that may materially affect the foregoing information in future years.



Item 7.   Management's  Discussion  and  Analysis  of  Financial
          Condition and Results of Operations.

Liquidity and Capital Resources. The Partnership terminated its offering of Units on December 29, 1989, at which time Limited Partners had purchased 26,588 Units, representing
gross  capital contributions   of  $26,588,000.   The
Partnership   originally invested   an   aggregate  of
$11,158,064  in  three   Investee Partnerships  which  owned
or  acquired  real  properties,  the rehabilitation   of
which  qualified  for  Rehabilitation       Tax
Credits. The Partnership also originally invested $5,000,000 in real property that the Partnership had purchased directly and was required to place a total of $2,000,000 in an escrow account with the mortgage lender for this property for the purpose of funding operating deficits.

Such amounts originally contributed represent approximately
100% of  the  Limited Partners' capital contributions after
deduction of  selling commissions,  organizational  and  sales   costs,
acquisition fees and reserves. The Partnership does not expect to make any additional investments in new real estate.

Effective  March  15, 1996, HPP'89 contributed the
Cosmopolitan Building, and certain other assets and
liabilities, to TCAMP  (a Limited    Liability  Company)
for a 50% ownership interest.Concurrently, another member contributed $650,000 cash to TCAMP for a 50% ownership interest. Simultaneously, TCAMP issued a mortgage note in the amount of $7,000,000 the proceeds of which along with the $650,000 contributed cash, were used to settle in full HPP'89's mortgage note payable related to the Cosmopolitan Building. The fair value of the Cosmopolitan Building and other assets contributed by HPP'89 approximated the fair value of liabilities transferred to TCAMP by HPP'89 and the amount paid by TCAMP to settle in full HPP'89's mortgage note payable related to the Cosmopolitan Building. This transaction resulted in a provision for impairment of real estate of $8,437,963 to recognize a reduction to fair value at the date of contribution to TCAMP and an extraordinary gain on debt extinguishment of $9,182,017 to recognize the difference between the amount outstanding under the mortgage payable and the amount accepted by the lender from TCAMP in full settlement. HPP'89 will no longer have any operations directly due to real estate activity. As of March 15, 1996, the Partnership accounts for its investment in TCAMP under the equity method of accounting.

As further discussed later under Results of Operations, Jenkins Court filed for protection under Chapter 11 Federal
Bankruptcy laws on November 23, 1994. On August 31, 1995, after maximum vesting of the remaining Rehabilitation Tax Credits had
been achieved  for  1995,  and  considering  the  unliklihood of   a
successful plan of reorganization, Jenkins Court negotiated with the mortgage holder to transfer the deed and the title of the property to the mortgage holder, in lieu of foreclosure.

Also, as further discussed in the Results of Operations section, in
May 1996, Portland Lofts reached a settlement agreement with the holder  of  its  mortgage  note  and  an  unsecured  note. According to  the  Settlement  Agreement,  Portland  Lofts was allowed until,
July 31, 1996, to pay $5,400,000 to the holder in full satisfaction of
both the mortgage note  and  an unsecured note.   On  June  20, 1996,
Portland Lofts obtained alternative financing to fully satisfy the mortgage note and unsecured note, as well as a separate note payable. In
1990, the Partnership fully reserved against its investment in Portland Lofts, due to the substantial doubt it would continue as a going concern. Generally, under the equity method of accounting, an investment may not be carried below zero. Accordingly, since the Portland Lofts investment was fully reserved for, the Partnership had cumulative unrecorded losses of $1,325,926 as of December 31, 1995.
Portland Lofts generated a net income of $1,547,514 in 1996, principally as a result of an extraordinary gain on extinguishment of debt, of which HPP'89 has been allocated $1,532,039. This allocated net income allowed
HPP'89 to recover all of its cumulative unrecorded losses from Portland Lofts. HPP'89's income in equity recognized in 1996, totaled $206,113 before distributions and after the recovery of cumulative unrecorded losses.

The  short  term  liquidity of the Investee Entities,  with
the exception of Jenkins Court, depends on their ability to generate sufficient rental income to fund operating
expenses and  debt service  requirements.   Both  TCAMP  and
Portland Lofts have stabilized operations and, after considering the effects of their recent respective refinancings, are expected to generate cash flow. During 1996, the Partnership received distributions from Portland Lofts and TCAMP totaling $26,000 and $98,200, respectively.

HPP'89's   cash   is   used  primarily  to  fund   general and
administrative expenses of running the public fund.   After the
contribution of the Cosmopolitan to TCAMP, the Partnership's only source of short term liquidity is from distributions received from Investee Entities. The Partnership expects to fund its expenses with cash flow distributions from Portland Lofts and, if required, from TCAMP. As of December 31, 1996, the Partnership had $163,316 of total cash, of which $63,316 was not insured by the Federal Deposit Insurance Corporation.

To the extent that The Partnership accumulates from whatever sources operating reserve amounts greater than $140,000 at the end of any fiscal year, The Partnership is required to contribute such excess within thirty days of the end of such fiscal year to TCAMP as additional capital contributions to be distributed by TCAMP to its other member as a return of the outstanding portion of her original capital contribution. Since the Partnership anticipates funding its expenses principally from distributions received from Portland Lofts, the Partnership does not expect that this requirement will affect its ability to fund its expenses.

Cash flow generated from the Partnership's investment properties and the Partnership's share of the proceeds from the sale of such properties is expected to be the source of future long-term liquidity.

Results of Operations. The Partnership generated net income, under generally accepted accounting principles, of $473,848 in 1996, including its allocable share of income from Investee Entities of $297,734, a loss on impairment of real estate of $8,437,963 and an extraordinary gain on extinguishment of debt of $9,182,017. The Partnership's allocable share of operating income and/or losses in the Investee Entities range from 50% to 99%. Income allocated from the Investee Entities to the Partnership represents a loss from 402 Julia of approximately $3,000, amortization of approximately $3,000 and income from Portland Lofts and TCAMP of approximately $206,000 and $98,000, respectively.

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

Effective  March  15, 1996, HPP'89 contributed  the
Cosmopolitan Building, and certain other assets and
liabilities, to TCAMP (a Limited Liability Company) for a 50% ownership interest. Concurrently, another member contributed $650,000 cash  to TCAMP for  a  50% ownership interest.
Simultaneously, TCAMP issued  a mortgage  note in the amount of $7,000,000 the proceeds of  which along with the $650,000 contributed cash, were used to settle  in full  HPP'89's
mortgage note payable related to the  Cosmopolitan Building.
The fair value of the Cosmopolitan Building and  other assets contributed  by HPP'89 approximated  the  fair  value  of
liabilities transferred to TCAMP by HPP'89 and the amount
paid by TCAMP to settle in full HPP'89's mortgage note
payable related to the  Cosmopolitan Building.   This
transaction resulted in a provision for impairment of real estate of $8,437,963 to recognize a reduction to fair value at the date of contribution to TCAMP and an extraordinary gain on Debt extinguishment of $9,182,017 to recognize the difference between the amount outstanding under the mortgage payable and the amount accepted by the lender from TCAMP in full settlement. This transaction did not generate any recapture of Rehabilitation Tax Credits to the Partnership because the tax credits were already fully vested.

As a result of the contribution of the Cosmopolitan to TCAMP for a 50% ownership interest in TCAMP, HPP'89 will no longer have operations directly due to real estate activity. As of the date of contribution, the Partnership accounts for its investment in TCAMP under the equity method of accounting.

Both  402  Julia  and  TCAMP  are  residential  properties
with traditional, annual operating leases to individuals that expire within  one  year  of signing.  Portland Lofts  is  a mixed-use building  with  91 residential units and 23,470
square  feet  of commercial  space.   The  residential
leases are traditional, annual operating leases to individuals that expire within one year of signing. There are 16 commercial units, with operating leases which range in length from one to eight years. The largest commercial tenant occupies only 5.8% of the total square feet of the property.

402  Julia  has had better than 90% occupancy levels since
July 1990  and  was 100% leased at December 31, 1996.  This
24 unit residential building has benefited from a relatively strong New Orleans market.

TCAMP  had leased approximately 99% of its units at December
31, 1996, and has met occupancy projections. This 255 unit property operates in a very competitive lowertown St. Paul market and has steadily leased up since 1992.

Jenkins Court transferred title and deed to its property to the holder of the mortgage in August 1995 through foreclosure proceedings.

Although Jenkins Court no longer owns its investment property and will no longer have property operations, the Jenkins Court partnership will remain in existence until the resolution of certain partnership assets and liabilities. These liabilities include a $250,000 default loan and accrued interest thereon, which has been provided by HPP'89 and secured by the developer's interest in an unaffiliated limited partnership. As a result of the Chapter 11 proceedings, The Partnership is not expected to be liable as a general partner of Jenkins Court for any remaining obligations of Jenkins Court.

Since the fourth quarter of 1990, HPP'89 had reserved against its investment in Jenkins Court, reducing such investment to zero due to the substantial doubt that Jenkins Court would continue as a going concern. Since Jenkins Court no longer owns its investment property, it is not expected to continue as a going concern.
Consequently, due to Jenkins Court's foreclosure in   1995,
HPP'89's investment  in  Jenkins  Court   and its
corresponding reserve, both totaling $5,471,055, were eliminated from the balance sheet as of December 31, 1995.

As of December 31, 1996, Portland Lofts had approximately 85% occupancy of residential units and 81% occupancy of net rentable commercial space for a combined occupancy of approximately 87%.

On May 21, 1996, Portland Lofts and the holder of its mortgage note and an unsecured note entered into a Settlement Agreement (the Agreement) to resolve the claims concerning these notes. According to the Agreement, Portland Lofts was allowed, until July 31, 1996, to pay $5,400,000 to the new note holder in full satisfaction of the mortgage note and the unsecured note.

On  June  20, 1996, Portland Lofts issued a promissory mortgage note in the amount of $5,625,000 and a promissory note to a general partner in the amount of $340,000 to provide sufficient funds to pay in full the $5,400,000 settlement amount with the new holder, the unsecured note payable and all related closing costs.

The transaction resulted in an extraordinary  gain  on
extinguishment  of  debt of $1,656,579.  The current
$5,625,000 mortgage  note  on  the  property:   bears interest
at 9.0%; amortizes over a 25-year schedule;
requires monthly payments  of principal and interest of $47,205;
and matures on July 1, 2006, at which time all unpaid principal and interest is due.

In  1990,  the Partnership fully reserved against its investment in Portland Lofts, due to the substantial doubt it would continue as a going concern. Generally, under the equity method of accounting, an investment may not be carried below zero. Accordingly, since the Portland Lofts investment was fully reserved for, the Partnership had cumulative unrecorded losses of $1,325,926 associated with the investment as of December 31, 1995. Principally as a result of a extraordinary gain on extinguishment of debt, Portland Lofts generated net income of
$1,547,514   in  1996,  of  which  HPP'89  has  been
allocated $1,532,039. This allocated net income allowed HPP'89 to recover all of its cumulative unrecorded losses from Portland Lofts. HPP'89's net income in equity recognized in 1996, after recovery all of cumulative unrecorded losses, from the Portland Lofts Investment, totaled $206,113.

Inflation and Other Economic Factors

Recent economic trends have kept inflation relatively low, although the Partnership cannot make any predictions
as  to whether  recent  trends  will  continue.   The  assets of
the Partnership, principally investments in Investee Entities, are highly leveraged in view of the fact that each Investee property is subject to a long-term first mortgage loan. Operating expenses and rental revenue of each Investee property are subject to inflationary factors. Low rates of inflation could result in slower rental rate increases, and to the extent that these factors are outpaced by increases in property operating expenses (which could arise as a result of general economic circumstances such as an increase in the cost of energy or fuel, or from local economic circumstances), the operations of the Partnership and its Investees could be adversely affected. Actual deflation in prices generally would, in effect, increase the economic burden of the mortgage debt service with a corresponding adverse effect.

High rates of inflation, on the other hand, raise the operating expenses for projects, and to the extent they cannot be passed on to tenants through higher rents, such increases could also adversely affect Partnership and Investee operations. Although, to the extent rent increases are commensurable, the burden imposed by the mortgage leverage is reduced with a favorable effect. Low levels of new construction of similar projects and high levels of interest rates may foster demand for existing properties through increasing rental income and appreciation in value.

Item 8.   Financial Statements and Supplementary Data.
See the Financial Statements of the Partnership included as part of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Previously  disclosed in the Partnership's Report  on  Form  8-
K which was filed on December 17, 1991.


                               PART III
Item 10.  Director and Executive Officer of the Registrant.
          (a)  and  (b)   Identification
          of Director and Executive Officer.

The following table sets forth the name and age of the director and executive officer of PAS and the offices held by such person.

   Name                       Office             Age

Terrence P. Sullivan    President and Director    50


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

          (d)  Family Relationships.

               None.

          (e)  Business Experience.

The background and experience of the executive officer and director of PAS and Boston Capital Planning identified above in Items 10(a) and 10(b) is as follows:




Terrence P. Sullivan, 50, is the founder and sole shareholder of
Boston Capital Planning, a financial consulting and real estate syndication firm, and its wholly-owned subsidiary, Boston Bay
Capital, Inc. (Boston Bay Capital).  Founded in 1979, Boston Bay
Capital  was  an  NASD-Registered broker/dealer specializing  in placement of interests in real estate limited partnerships which own historic and restoration properties. From 1979 through December
31, 1986,  Boston  Bay Capital  participated  in  the placement of limited partnership interests in 98  real  estate programs,
approximately 60 of which were historic rehabilitation or restoration partnerships, placing a total of approximately $140,000,000 in equity.  In addition, Boston Bay Capital  served as  dealer  manager in connection with the  sale  of  Units  of limited partnership interest in Historic Preservation Properties Limited  Partnership,
Historic  Preservation  Properties   1988 Limited Partnership, the
Partnership, and Historic Preservation Properties  1990  L.P.  Tax
Credit Fund,  four  public programs sponsored by the General Partner
and an affiliate of the General Partner.    Such   public   programs
sold   an aggregate of approximately  $82  million  of  Units  of  limited partnership interest.


From 1972 to 1978, Mr. Sullivan was Tax Shelter coordinator for the Boston office of White, Weld & Co., Inc., an investment banking firm. Mr. Sullivan graduated from Worcester Polytechnic Institute in 1968 with a Bachelor of Science degree in mechanical engineering.

He  received  a  Masters  in Business  Administration  from the
University  of  Massachusetts (Amherst) in 1971.   Mr.
Sullivan serves as  a  general partner of BBC Restoration Properties
II Limited Partnership. In addition, an entity controlled by Mr. Sullivan serves as the general partner of Institutional
Credit Partners Limited Partnership (ICP), a partnership organized to invest in a diversified portfolio of properties which qualify for low-income housing tax credits, Rehabilitation Tax

Credits, or  both.   In  1989,  ICP  completed  a  private
placement of $5,790,000 of limited partnership interest to corporations and other institutional investors.

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


The   following   table  sets  forth  the  amount   of expense
reimbursements which the Partnership paid to or accrued for the account of the General Partner and its affiliates for the
years ended  December  31,  1995  and 1994.   There  were  no
expense reimbursements paid to or accrued, for the years ended
December 31, 1996.


      Receiving      Type of         Amount of Compensation
       Entity      Compensation           1995       1994
                                    (Unaudited) (Unaudited)

      General     Reimbursement of
      Partner     Administrative
      and/or        Expenses        $   67,955   $  92,126
      Affiliates

       Total                        $   67,955   $  92,126


For the year end December 31, 1996, the Partnership allocated to the General Partner unaudited taxable income of $104,578 and for the years ended December 31, 1995 and 1994, the Partnership allocated unaudited losses of $20,545 and $13,919, respectively. See Note 6 of Notes to Financial Statements for additional information about transactions between the Partnership and the General Partner and its affiliates.

Item 12. Unit Ownership of Certain Beneficial Owners and Management.

          (a)      Unit   Ownership  of Certain
                   Beneficial Owners.

No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 15, 1997. Pursuant to the
Partnership Agreement,  the voting  rights of the Limited
Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

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

          (b) Unit Ownership of Management.

No director or executive officer of PAS, Boston Capital Planning or their affiliates had any beneficial ownership
of Units as of March  15,  1997.   However, a former Vice
President  of  Boston Capital Planning purchased 20 Units
($20,000) in the Partnership during  1989.   No officer or
director of PAS or Boston Capital Planning, nor any general partner of the General Partner, nor any of their respective affiliates, possesses the right to acquire Units.
          (c) Change in Control.

There exists no arrangement known to the Partnership which may at a subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions.

See  Note  6  of  Notes to Financial Statements for
information about  transactions  between  the Partnership
and the General Partner and its affiliates. See Item 11 above for information concerning the reimbursements which the Partnership paid  to  or accrued  for  the  account  of
the General  Partner  and    its affiliates for the years ended
December 31, 1995 and 1994.


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


                 HISTORIC PRESERVATION PROPERTIES 1989
                 LIMITED PARTNERSHIP

                 By:  Boston Historic Partners Limited
                       Partnership, General Partner

                      By:  Portfolio Advisory Services,
                           Inc., General Partner

Date:  March 15, 1997           By:
                                     Terrence P. Sullivan,
                                      President

                      and


Date:  March 15, 1997           By:
                                     Terrence P. Sullivan,
                                      General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                  Title


                           Individual General Partner of
                           Boston Historic Partners Limited
                           Partnership and President,
                           Principal
Terrence P. Sullivan       Executive Officer and Director of
                           Portfolio Advisory Services,Inc.,
Date: March 15, 1997       General Partner of Boston Historic
                           Partners Limited Partnership.

                           Principal Financial and Principal
                           Accounting Officer of Portfolio
                           Advisory Services, Inc., General
Terrence P. Sullivan       Partner of Boston Historic Partners
                           Limited Partnership
Date: March 15, 1997


Supplemental  Information  to be Furnished  with  Reports
Filed Pursuant  to Section 15(d) of the Act by Registrants
Which Have Not Registered Securities Pursuant to Section 12 of the Act.

An annual report will be furnished to Unit holders subsequent to filing of this Form 10-K.






                     SECURITIES AND EXCHANGE
                    COMMISSION Washington, D.C.   20549
                         FORM 10-K
         Annual Report Pursuant to Section 13 or 15(d) of
             the Securities Exchange Act of 1934
   Historic Preservation Properties 1989 Limited Partnership


                          ITEM 14 (a) 3


                           EXHIBITS
   HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                       Index to Exhibits

Exhibit No.                        Title of Documents
     3(a)
                         Certificate   of Limited
                         Partnership   of  Historic
                         Preservation Properties   1989
                         Limited Partnership dated as of
                         August 30, 1988 (filed as an exhibit
                         to  the     Partnership's
                         Registration Statement  of  Form
                         S-11, File No.  33-24129,  and
                         incorporated herein by this
                         reference).

     3(b)                Agreement   of Limited
                         Partnership   of  Historic Preservation
                         Properties   1989  Limited Partnership
                         dated as of August 30, 1988 (filed as an exhibit to the Partnership's Registration Statement on Form S-11, File No. 33-24129, and incorporated herein by this reference).

      3(c) Amended and Restated Agreement of Limited Partnership of Historic Preservation
                          Properties  1989 Limited Partnership  dated
                          as  of December  19, 1988, as
                          currently in effect, other than amendments
                          thereto which provide solely for  the admission
                          or  withdrawal   of investors  as
                          limited partners  of the Partnership (filed
                          as an exhibit to  the Partnership's Registration
                          Statement  of Form  S11, File  No.  33-2419,   and
                          incorporated herein by this reference).

      4(a)                See Exhibits 3(a), 3(b)
                          and 3(c).

     10(a)                Sales Agency Agreement between
                          Historic  Preservation  Properties
                          1989 Limited   Partnership  and  Boston
                          Bay Capital,  Inc., dated December 19,
                          1989 (filed  as  Exhibit  No.  10(a)
                          to  the Partnership's Form 10-K as  of
                          December 31, 1989 and incorporated
                          herein by this reference).

      10(b)               Escrow   Deposit   Agreement
                          between Historic Preservation
                          Properties 1989  Limited Partnership
                          and Wainwright Bank  and  Trust
                          Company dated  December 19, 1989
                          (filed as Exhibit No. 10(b)  to the
                          Partnership's  Form  10-K  as   of
                          December   31,   1989  and
                          incorporated herein by this
                          reference).

       10(c)              Documents relating to the acquisition of
                          a  general  partnership interest in Jenkins
                          Court Associates Limited Partnership (filed as part of Post-Effective Amendment No. 1 to the Partnership's Registration Statement of Form S-11, File No. 33-24129, and incorporated herein by this reference).

10(d)     Documents relating to the acquisition of
          a general partnership interest in Portland Lofts Associates Limited Partnership (filed as part
          of Post-Effective   Amendment   No.    2    to
          the Partnership's Registration Statement on Form S-11, File No. 33-24129, and incorporated herein by this reference).

10(e)     Documents relating to the acquisition of
          a general partnership interest in 402 Julia
          Street Associates Limited Partnership (filed as a
          part of Post-Effective   Amendment   No.    2
          to    the Partnership's Registration Statement on
          Form S-11, File   No.  33024129,  and
          incorporated  by  this reference).

10(f) Documents relating to the acquisition of the Cosmopolitan Building, St. Paul, Minnesota.

    I.    Purchase and   Sale  Agreement  between  Historic
          Landmarks   Realty  Growth  Fund:    The
          Cosmopolitan (the "Seller"), as  Seller,
          and   Historic  Preservation
          Properties 1989     Limited
          Partnership     (the "Partnership"),
          as Buyer,  dated  as  of July  14,
          1989 (filed as part of  Post Effective
          Amendment  No.   2   to   the
          Partnership's Registration Statement
          on Form   S-11,  File  No.  33-24129,
          and incorporated herein by this
          reference).


 II.      Amendment to  Purchase  and  Sale
          Agreement  dated September, 1989,
          between the Seller  and the
          Partnership (filed as  Exhibit  No.
          10(f) to the Partnership's Form 10-K
          as of  December  31, 1989 and
          incorporated herein by this
          reference).


 III.     Loan Agreement   dated  December   18,  1989
          between   the  Partnership  and  Meritor
          Savings Bank (filed as Exhibit No. 10(f) to  the
          Partnership's Form 10-K as  of December   31,   1989
          and  incorporated herein by this
          reference).

 IV.      Allonge to First  Loan  Note and Second
          Loan Note dated December 18, 1989, between the Partnership and Meritor Savings Bank
          (filed  as  Exhibit  No.  10(f)  to  the
          Partnership's Form 10-K as of December 31, 1989 and incorporated herein by this reference).

 V.       Mortgage, Security     Agreement, Modification,
          Consolidation  and  Amendment  Agreement dated
          December  18, 1989, between  the Partnership  and
          Meritor Savings Bank (filed as Exhibit No. 10(f) to the Partnership's Form 10-K as of December 31, 1989 and incorporated herein by this reference).

 VI.      Security Agreement   dated  December 18, 1989
          between the  Partnership  and  Meritor Savings Bank
          (filed as Exhibit No. 10(f) to  the  Partnership's Form 10- K
          as  of December   31,   1989  and  incorporated herein
          by this reference).

 VII.     Assignment of Leases, Consolidation and Modification
          Agreement  dated  December 18,  1989  between the
          Partnership  and Meritor  Savings Bank (filed as
          Exhibit No. 10(f) to the Partnership's Form 10-K as of December 31, 1989 and incorporated herein by this reference).

 VIII. Assignment of Depository accounts dated December 18,1989 between the Partnership and Meritor Savings Bank (filed as Exhibit No. 10(f) to the Partnership's
          Form 10-K as of December 31, 1989 and incorporated herein by this reference).

 IX.      Assignment and   Subordination  of Management  and Leasing
          Consolidation and  Modification Agreement dated
          December 18, 1989 between the Partnership and Meritor Savings Bank (filed as Exhibit No. 10(f) to the
          Partnership's Form 10-K  as  of December   31,   1989
          and  incorporated herein by this reference).


 X.       Management and   Leasing  Agreement  dated
          as   of October 17, 1989 between the Partnership
          and McKenna Management Associates (filed as
          Exhibit 10(f) to the Partnership's Form 10-K as of December 31, 1989 and incorporated herein by this reference).


10(g)Documents  relating  to  $400,000   loan   to Portland Lofts
     Associated Limited Partnership

     I. Promissory Note, dated December 29, 1989, delivered by Portland Lofts Associates Limited Partnership to Capital Consultants, Inc.
          (filed   as   Exhibit   10(g)   to   the
          Partnership's Form 10-K as of December 31, 1989 and incorporated herein by this reference).

    II.   Deed  of Trust and  Security  Agreement   dated December 29, 1989,
          between  Portland Lofts Associates Limited Partnership and
          Capital  Consultants,  Inc.  (filed   as Exhibit  No.  10(g)
          to the Partnership's Form 10-K as of December 31, 1989 and incorporated herein by this reference).

     III. Assignment of Surplus dated December 29, 1989, delivered by Joseph W. Angel II and Lynne I. Angel to Capital Consultants, Inc. (filed as Exhibit No. 10(g) to the
          Partnership's Form 10-K as of December 31, 1989 and incorporated herein by this reference).

    IV. Guaranty of Note and Deed of Trust dated December 29, 1989, delivered by Joseph W. Angel II and Dennis M. Gilman to Capital Consultants, Inc. (filed as Exhibit No. 10(g) to the
          Partnership's Form 10-K as of December 31, 1989 and incorporated herein by this reference).

10(h)Management  Agreement dated August  20,  1989 between   Portland
     Lofts Associates Limited Partnership and Great Northwest Management (filed as Exhibit No. 10(h)to the Partnership's Form 10K as of December 31, 1989 and incorporated herein by this reference).

10(i)Documents relating to Settlement of Fleet National Bank Loan to Jenkins Court Associates Limited Partnership (all dated as of February 7, 1991).

     I.   Settlement Agreement  between
          Fleet National Bank ("Fleet") and Jenkins Court Associates Limited Partnership ("Jenkins Court") (filed as Exhibit No. 10(i) to the Partnership's Form 10-K as of December 31, 1991 and incorporated herein by this reference).

     II.  Agreement between  Fleet and
          Jenkins Court  (filed as    Exhibit   No.   10(i)    to
          the Partnership's Form 10-K as of December 31, 1991 and incorporated herein by this reference).

    III.  $250,000 Promissory Note of
          Jenkins Court (filed as Exhibit No. 10(i) to the Partnership's Form 10-K as of December 31, 1991 and incorporated herein by this reference).

      IV. $20,820,000 Amended and    Restated
          Promissory Note of Jenkins Court  (filed as    Exhibit   No.
          10(i) to the Partnership's Form 10-K as of December 31, 1991 and incorporated herein by this reference).

       V. Open End Mortgage Modification Agreement  between Fleet   and  Jenkins
          Court  (filed   as Exhibit  No.  10(i) to the Partnership's
          Form 10-K as of December 31, 1991 and incorporated herein by this reference).

      VI. Assignment Modification Agreement between Fleet and Jenkins Court (filed as Exhibit No. 10(i) to the Partnership's Form 10-K as of December 31, 1991 and incorporated herein by this reference).

10(j)Documents relating to Amended  Settlement  of Fleet  Loan  to
     Jenkins Court (all  dated  as  of January 29, 1992).

   I. First Amended and restated Settlement Agreement between Fleet and Jenkins Court (filed as Exhibit No. 10(j) to the Partnership's
          Form 10-K as of December 31, 1991 and incorporated herein by this reference).

   II.    First Allonge to Amended and   Restated Promissory Note of Jenkins
          Court (filed as Exhibit No.  10(j) to the
          Partnership's Form 10-K as of December 31, 1991 and incorporated herein by this reference).

   III.   Open  End Mortgage Modification Agreement  between Fleet
          and  Jenkins  Court  (filed   as Exhibit  No.  10(j) to the
          Partnership's Form 10-K as of December 31, 1991 and incorporated herein by this reference).

     IV.  Assignment Modification Agreement between Fleet and Jenkins
          Court (filed as Exhibit No. 10(j) to the Partnership's Form 10-K as of December 31, 1991 and incorporated herein by this reference).

      V. Closing Letter between Fleet and Jenkins Court (filed as Exhibit No. 10(j) to the Partnership's Form
          10-K as of December 31, 1991 and incorporated herein by this reference).

10(k)Agreement for Extension of Debt and Related Matters between Security Pacific
     Bank Oregon, Portland Lofts Associates Limited Partnership and Joseph W. Angel, II dated May 7, 1991
     (filed  as Exhibit  No. 10(k) to the
     Partnership's Form 10-K as of December 31, 1991 and incorporated herein by this reference).

10(l)Documents  related  to  the  Second Amended
     Settlement of Fleet Loan to Jenkins Court dated as of July 2, 1992.

     I.  Second Amended    and    Restated
         Settlement Agreement  between  Fleet
         and    Jenkins
         Court (filed as Exhibit No. 10(l) to
         the Partnership's Form 10-K as  of
         December 31, 1992 and incorporated
         herein by this reference).

10(m Documents relating to the Amended $6,800,000
     Construction  Loan  to Portland  Lofts
     Associates Limited Partnership (all dated as of March 31, 1992).



     I.    Promissory Note   of  Portland  Lofts
           to  Security Pacific  Bank Oregon
           (Security  Pacific) (now  Bank of
           America) (filed as Exhibit No. 10(m)
           to the Partnership's Form 10-K as of
           December 31, 1992 and incorporated
           herein by this reference).



     II.   Deed of Trust  and  Security  Agreement
           between Portland  Lofts  and  Security
           Pacific
           (filed  as  Exhibit  No.  10(m)  to
           the Partnership's Form 10-K as  of
           December 31, 1992 and incorporated
           herein by this reference).


      III.  Assignment of  Leases and Conditional
            Assignment of Rentals  by  Portland
            Lofts to  Security Pacific  (filed as
            Exhibit No. 10(m)  to the Partnership's
            Form 10-K  as of
            December   31,   1992  and
            incorporated herein by this
            reference).


       IV.  Guarantees of  Note and Deed of Trust
            delivered  by East  Bank Development,
            Inc., Joseph  W. Angel,  II, Dennis M.
            Gilman and  Martin J. Soloway to
            Security Pacific (filed as Exhibit
            No.  10(m) to the Partnership's Form
            10-K as of December 31,  1992  and
            incorporated herein by this
            reference).

        V.  Arbitration  Agreement between  Portland
            Lofts  and  Security Pacific  (filed
            as Exhibit  No.  10(m) to the
            Partnership's Form  10-K as of
            December 31,  1992  and incorporated
            herein by this reference).
10(n)Management  Agreement  dated  April  1,
     1992 between  Portland   Lofts
     Associates   Limited Partnership and C & R
     Realty (filed as Exhibit No. 10(n)  to  the
     Partnership's  Form 10-K  as  of
     December 31, 1992 and incorporated herein by this reference).

10(o)Documents relating to the sale of a portion of the general partnership interest in 402 Julia Street Associates Limited
     Partnership (all  dated September 16, 1993)


     I    Second Amendment  to  the Amended and
          Restated Agreement of Limited
          Partnership of  402 Julia    Street
          Associates    Limited Partnership
          (filed as Exhibit No.  10(o) to  the
          Partnership's Form 10-K  as  of
          December   31,   1993  and
          incorporated herein by this
          reference).

     II.  Assignment and  Assumption  Agreement
          between  the Partnership, and Henry M.
          Lambert and R. Carey  Bond. (filed as
          Exhibit No. 10(o) to  the
          Partnership's Form 10-K  as  of
          December   31,   1993  and
          incorporated herein by this
          reference).

    III.  Security Agreement  between the
          Partnership,  and Lambert  and Bond
          (filed as Exhibit  No. 10(o) to the
          Partnership's Form 10-K  as of
          December  31, 1993 and  incorporated
          herein by this reference).
10(p)Agreement  for Extension of Loan  from
     Fleet Bank   to   Jenkins   Court   Associates
     Limited Partnership (dated as of June 15, 1993)
     (filed  as Exhibit  No. 10(p) to the
     Partnership's Form 10-K as of December 31, 1993 and incorporated herein by this reference).

10(q)Agreement for Extension of Loan from Capital Consultants, Inc. to Portland Lofts
     Associates Limited Partnership (dated January 3,
     1994) (filed as Exhibit No. 10(q) to the
     Partnership's Form 10K as of December 31, 1993 and incorporated herein by this reference).

10(r)Documents relating to the $15,000 loan to Portland Lofts Associates Limited Partnership
     (all dated March 2, 1992)

     I.   Rehabilitation  Loan  Agreement
          between Portland  Lofts and the City
          of Portland (acting  by  and  through
          the  Portland Development   Commission)
          (filed as Exhibit  No.  10(r) to the
          Partnership's Form  10-K as of
          December 31,  1993  and incorporated
          herein by this reference).

     II.  Promissory Note between  Portland Lofts
          and the City  of Portland  (acting  by  and
          through  the Portland Development
          Commission)  (filed as    Exhibit
          No.   10(r)    to    the
          Partnership's Form 10-K as  of
          December 31, 1993 and incorporated
          herein by this reference).

    III.  Trust Deed between  Portland Lofts and the
          City  of Portland  (acting  by
          and  through  the
          Portland Development Commission)
          (filed as    Exhibit   No.
          10(r)    to         the
          Partnership's Form 10-K as  of
          December 31, 1993 and incorporated
          herein by this reference).

10(s) Documents relating to the settlement of amounts payable between Portland Lofts and Richard E. Ragland, AIA

      I. Letter of agreement signed by Portland Lofts and Ragland (dated March 17, 1994)
           (filed as Exhibit  No.  10(s) to the
           Partnership's Form  10-K as of
           December 31,  1993  and incorporated
           herein by this reference).

     II.   Promissory Note between Portland  Lofts  and
           Ragland (dated  February  22,
           1994)  (filed  as
           Exhibit  No.  10(s) to the
           Partnership's Form  10-K as of
           December 31,  1993  and incorporated
           herein by this reference).

    III.   Release of Claims   between  Portland   Lofts
           and  Ragland (dated February 22, 1994)
           (filed as    Exhibit   No.
           10(s)    to         the
           Partnership's Form 10-K as  of
           December 31, 1993 and incorporated
           herein by this reference).

     IV.   Release of All Claims   between  Ragland  and
           Portland Lofts  (dated March 1, 1994)
           (filed  as Exhibit  No.  10(s) to the
           Partnership's Form  10-K as of
           December 31,  1993  and incorporated
           herein by this reference).

10(t)Documents relating to the amendment  of
     loan documents  by  and  between Historic
     Preservation Properties  1989  Limited
     Partnership  and  Mellon Bank,  N.A.   (all
     dated December  28,  1994,  but executed January
     4, 1995), (filed as Exhibit 10(t) to  the
     Partnership's Form 10-K as of December 31, 1994 and incorporated herein by the reference).

        I.   First Amendment    to   Note
             Mortgage            and
             Assignment of Leases.

       II.   Second Amendment to Loan Agreement

      III.   Letter Agreement on Payment of Legal Fees

10(u)Letter Agreement on Management Functions by and between Historic Preservation Properties 1989
     Limited  Partnership and Jenkins  Court  Investors
     Limited  Partnership  (dated September  8,  1994),
     (filed as Exhibit 10(u) to the Partnership's  Form
     10-K  as  of  December 31, 1994  and
     incorporated herein by this reference).

10(v)Stipulation of Settlement, and Transfer Deed, dated August 31, 1995, by and among Jenkins
     Court Associates  Limited Partnership, Miles S.
     Katzen, Jenkins  Court Investors Limited
     Partnership,  MSK Associates, Inc., Jane Katzen,
     Frank Seidman,  the Jane II Corporation and
     Jenkins Court Pennsylvania L.P,  (filed as
     Exhibit 10(v) to the Partnership's Form 10-K as of December 31, 1995 and incorporated herein by this reference).

10(w)Asset Management Agreement, dated October 1,1995,
     by  and  among  Historic  Preservation
     Properties Limited    Partnership,   Historic
     Preservation Properties  1988  Limited
     Partnership,   Historic Preservation  Properties
     1989 Limited Partnership, Historic  Preservation
     Properties  1990  L.P.  Tax Credit  Fund and
     Claremont Management Corporation, (filed as
     Exhibit 10(w) to the Partnership's Form 10-K as of December 31, 1995 and incorporated herein by this reference).

10(x)Property Management Agreement, dated November 1,
     1995,   by  and  between  Historic  Preservation
     Properties  1989  L.P. and Claremont  Management
     Corporation,  (filed  as Exhibit  10(x)  to  the
     Partnership's Form 10-K as of December 31,  1995
     and incorporated herein by this reference).

10(y)First  Amendment to Loan  Documents,
     dated June  1,  1995,  by  and  between
     Portland  Lofts Associates   Limited
     Partnership   and   Capital Consultants, Inc.,
     (filed as Exhibit 10(y) to  the Partnership's
     Form 10-K as of December  31,  1995 and
     incorporated herein by this reference).

10(z)Documents relating to the organization and management of The Cosmopolitan at Mears
     Park, LLC.

     I.   Operating  Agreement of the  Cosmopolitan at
          Mears Park, LLC, dated March 15, 1996.

     II.  Management Agreement between The
          Cosmopolitan at  Mears  Park, LLC and
          Claremont Management Corporation, dated
          March 20, 1996.

                  10 (aa)   Documents relating to the refinancing
                            of The Cosmopolitan at Mears Park, LLC Mortgage
                            Debt.

                       I. Promissory Note between the Cosmopolitan at Mears Park, LLC and Heller Financial,
                            Inc., dated March 20, 1996.

                       II.  Mortgage,  Assignment of Rents  and
                            Security Agreement between the Cosmopolitan at Mears Park, LLC and Heller Financial, Inc., dated March 20, 1996.

                       III. Letter  Agreement between Patrick Carney
                            and Heller Financial regarding Personal
                            Liability for carve-outs to non-recouse language dated March 20, 1996.

             10 (bb)   Settlement Agreement of the
                       Amended Construction  Loan  to Portland Lofts
                       Associates,
                       L.P., (Amended Construction Loan Agreement filed as Exhibit No. 10(m) to the Partnership's Form 10K as of December 31, 1992).

             10 (cc)   Documents  relating   to   the
                       refinancing of the Portland Lofts Associates, L.P. Mortgage Debt, (all dated as of June 20, 1996).

                       I.   Promissory   Note  between   Portland   Lofts
                            Associates, L.P. and Bank of America Oregon.

                       II. The Standing Loan Agreement between Portland Lofts Associates, L.P. and Bank of America Oregon.

                       III. The  Deed of Trust, with Assignment of Rents,
                            Security Agreement and Fixture Filing between Portland Lofts Associates, L.P. and Bank of America Oregon.

                       IV. The Payment Guaranty between Joseph W. Angel, II and Bank of America Oregon.

                       V. The Payment Guaranty between Lynne I. Angel and Bank of America Oregon.

           10  (dd)    Promissory Note between Portland
                       Loft  Associates, L.P. and Joseph Angel and  Lynne
                       Angel, dated December 18, 1996.

           22 List of Investee Partnerships (filed as Exhibit No. 22 to the Partnership's Form 10-K as of December 31, 1989 and incorporated herein by this reference).

            28(ii)(a)  Pages  13-25, 28-36 and  36-39  of  the
                       Partnership's Prospectus dated December 19, 1988 (filed with the Commission pursuant to Rule 424(b) on January 5, 1989 and incorporated herein by this reference).



            28(ii)(b)  Supplement No. 1 to  the  Partnership's
                       Prospectus dated January 20, 1989 (filed as a part of Post-Effective Amendment No. 1 to the Partnership's Registration Statement on Form S-11, File No. 33-24129, and incorporated herein by this reference).

            28(ii)(c)  Supplement No. 2 to  the  Partnership's
                       Prospectus dated June 30, 1989 (filed as  part  of
                       Post-Effective   Amendment   No.    2    to    the
                       Partnership's Registration Statement on Form S-11, File No. 33-24129 and incorporated herein by this reference).
                       28(ii)(d)  Supplement No. 3 to  the
                       Partnership's Prospectus dated July 25, 1989
                       (filed as a part of Post-Effective   Amendment
                       No.    2    to    the Partnership's Registration
                       Statement on Form S-11, File No. 33-24129, and incorporated herein by this reference).

            28(ii)(e)  Supplement No. 4 to  the
                       Partnership's Prospectus dated September 13, 1989 (filed as a part of Post-Effective Amendment No. 2 to the Partnership's Registration Statement on Form S-11,
                       File No. 33-24129, and incorporated herein by this reference).

            28(ii)(f)  Supplement No. 5 to  the


                         Partnership's Prospectus  dated September 19,


                         1989 (filed  as  a part  of  Post-Effective


                         Amendment No.  2  to  the Partnership's


                         Registration Statement on Form S-11, File No. 33-


                         24129, and incorporated herein by this


                         reference).




















        HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                           FINANCIAL STATEMENTS

          FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994









                        ANNUAL REPORT ON FORM 10-K

                   Items 14 (a)  (1) and (2) and 14 (d)








                       INDEX TO FINANCIAL STATEMENTS









Page Financial Statements of Historic Preservation
 Properties 1989 Limited Partnership

  Independent Auditors' Report                                      F-3
  Balance Sheets as of December 31, 1996 and 1995                   F-4
  Statements of Operations for the Years Ended
   December 31, 1996, 1995 and 1994                                 F-5
  Statements of Changes in Partners' Equity (Deficit) for the
   Years Ended December 31, 1996, 1995 and 1994                     F-7
  Statements of Cash Flows for the Years Ended
   December 31, 1996, 1995 and 1994                                 F-8
  Notes to Financial Statements                                     F-10
  Independent Auditors' Report on Accompanying Information          F-25
  Financial Statement Schedule
   Real Estate and Accumulated Depreciation Held
    Directly and by Investee Entities                               F-26
Financial Statements of The Cosmopolitan at Mears Park, LLC
 (the St. Paul, Minnesota
 Investee Entity)

  Independent Auditors' Report                                      F-29
  Balance Sheet as of December 31, 1996                             F-30
  Statement of Operations for the Period
   March 15, 1996 (Inception) through December 31, 1996             F-31
  Statement of Members' Equity (Deficit) for the
   Period March 15, 1996 (Inception) through December 31, 1996 F-32 Statement of Cash Flows for the Period
   March 15, 1996 (Inception) through December 31, 1996             F-33
  Notes to Financial Statements                                     F-35


            INDEX TO FINANCIAL STATEMENTS (Continued)




Page Financial Statements of Portland Lofts Associates
 Limited Partnership (the Portland, Oregon
 Investee Partnership)

  Independent Auditors' Report                                      F-40
  Balance Sheets as of December 31, 1996 and 1995                   F-41
  Statements of Operations for the Years Ended
   December 31, 1996, 1995 and 1994                                 F-42
  Statements of Changes in Partners' Equity for the
   Years Ended December 31, 1996, 1995 and 1994                     F-43
  Statements of Cash Flows for the Years Ended
   December 31, 1996, 1995 and 1994                                 F-44
  Notes to Financial Statements                                     F-46


Financial Statements of 402 Julia Street Associates
 Limited Partnership (the New Orleans, Louisiana
 Investee Partnership)

  Independent Auditors' Report                                      F-54
  Balance Sheet as of December 31, 1996 and 1995                    F-55
  Statements of Operations for the Years Ended
   December 31, 1996, 1995 and 1994                                 F-56
  Statements of Changes in Partners' Equity (Deficit) for the
   Years Ended December 31, 1996, 1995 and 1994                     F-57
  Statements of Cash Flows for the Years Ended
   December 31, 1996, 1995 and 1994                                 F-58
  Notes to Financial Statements                                     F-59


                      INDEPENDENT AUDITORS' REPORT

The Partners
Historic Preservation Properties 1989 Limited Partnership
Quincy, Massachusetts

We  have  audited  the accompanying balance sheet of Historic
Preservation Properties  1989 Limited Partnership (the Partnership) as of
December 31, 1996.   This financial statement is the responsibility of the
Partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet
is  free  of material  misstatement.   An audit includes examining,  on
a  test  basis, evidence  supporting the amounts and disclosures in the
balance sheet.   An audit   also  includes  assessing  the  accounting
principles   used   and significant estimates made by management, as well
as evaluating the overall balance  sheet  presentation.   We  believe
that  our  audit  provides   a reasonable basis for our opinion.

Because we were not engaged to audit the balance sheet as of December 31, 1995, or the statements of operations, changes in partners' equity (defiency) and cash flows for each of the years in the three-year period ended December 31, 1996, we did not extend our auditing procedures to enable us to express an opinion on the financial position of Historic Preservation Properties 1989 Limited Partnership as of December 31, 1995 or the results of its operations and cash flows for each of the years in the three-year period ended December 31, 1996. Accordingly, we express no opinion on them.

In our opinion, the balance sheet referred to in the first paragraph presents fairly, in all material respects, the financial position of Historic Preservation Properties 1989 Limited Partnership as of December 31, 1996, in conformity with generally accepted accounting principles.


Lefkowitz, Garfinkel, Champi & DeRienzo P.C.

Providence, Rhode Island
February, 21, 1997


           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED

                   PARTNERSHIP BALANCE SHEETS

                    DECEMBER 31, 1996 AND 1995

                                ASSETS
                                                    1996           1995
                                                              (Unaudited)
INVESTMENT IN REAL ESTATE
 Building and improvements                    $         -    $15,922,298
 Land and land improvements                             -      1,171,079
 Furniture and equipment                                -        526,875

                                                             $17,620,252

Accumulated depreciation                                -     (2,853,348)

                                                        -     14,766,904

INVESTMENTS IN INVESTEE ENTITIES                4,097,336      3,923,802
 Less reserve for realization of investments
      in Investee Entities                     (3,469,267)    (3,469,267)
                                                  628,069        454,535

CASH, AND CASH EQUIVALENTS including $542,088 of
  restricted cash in 1995                         163,316        788,602

DEFERRED EVALUATION AND ACQUISITION COSTS, net of
 accumulated amortization (1995, $186,640)              -      1,057,739
OTHER ASSETS                                      101,155         92,939

                                                 $892,540    $17,160,719

                    LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
 Mortgage payable                              $        -    $17,579,606
  Less discount on mortgage payable                     -     (1,059,719)
                                                        -    $16,519,887
 Accounts payable                                   3,734          5,366
 Accrued expenses and other liabilities            42,110        262,618
  Total liabilities                                45,844    $16,787,871

COMMITMENTS AND CONTINGENCIES (Notes 4, 5 and 6)

PARTNERS' EQUITY:
 Limited Partners' equity - Units of Investor Limited
 Partnership interest, $1,000 stated value per
 Unit - Issued and outstanding 26,588 units      1,069,565       600,455
 General Partner's deficit                        (222,869)     (227,607)
  Total partners' equity                           846,696       372,848


                                              $    892,540   $17,160,719

      HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                        STATEMENTS OF OPERATIONS

           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                (UNAUDITED)

                                      1996          1995           1994
REVENUE:
  Rental income                    $  533,027    $2,043,734   $1,975,795
  Interest and other income            19,368       120,957      212,626

                                      552,395     2,164,691    2,188,421
EXPENSES:
  Operating and administrative        141,861       120,242      101,985
  Professional fees                    35,536        11,549       70,556
  Depreciation and amortization       124,804       524,903      513,745
  Property operating expenses:
   Other property operating            57,709       313,375      286,976
   Management fees                     21,940        86,771       83,630
   Repairs and maintenance             52,728       192,568      208,582
   Utilities                           84,691       302,788      309,112
   Real estate taxes                   85,698       330,492      322,640
   Insurance                            7,295        30,150       29,629

                                      612,262     1,912,838    1,926,855

PROVISION FOR IMPAIRMENT OF REAL
  ESTATE                           (8,437,963)            -            -

INCOME (LOSS) FROM OPERATIONS      (8,497,830)      251,853      261,566

INTEREST EXPENSE                     (508,073)   (2,163,677)  (1,638,696)
EQUITY IN INCOME (LOSS)
  OF INVESTEE ENTITIES                297,734       (16,186)     (14,797)
NET LOSS BEFORE EXTRAORDINARY GAIN (8,708,169)   (1,928,010)  (1,391,927)
EXTRAORDINARY GAIN ON
  EXTINGUISHMENT OF DEBT            9,182,017              -           -

NET INCOME (LOSS)                   $ 473,848    $(1,928,010)$(1,391,927)

NET INCOME (LOSS) ALLOCATED
  TO GENERAL PARTNER                $   4,738      $ (19,280)   $(13,919)

         HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                   STATEMENTS OF OPERATIONS (CONTINUED)

          FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                               (UNAUDITED)








                                     1996           1995          1994
NET INCOME (LOSS) ALLOCATED
  TO LIMITED PARTNERS              $ 469,110     $(1,908,730)$(1,378,008)

NET INCOME (LOSS) PER UNIT OF
  INVESTOR LIMITED PARTNERSHIP
  INTEREST, BASED ON 26,588 UNITS
  ISSUED OUTSTANDING

  LOSS BEFORE EXTRAORDINARY GAIN     (324.25)         (71.79)     (51.83)

  EXTRAORDINARY GAIN                  341.89               -           -

  NET INCOME (LOSS)                    17.64     $    (71.79)    $(51.83)









         HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

            STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)

           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND
                                1994 (UNAUDITED)








                       Units of
                       Investor    Investor   General
                       Limited     Limited    Partner's
                       Partnership Partners'  Equity
                       Interest    Equity     (Deficiency)    Total

BALANCE,
  December 31, 1993    26,588    $3,887,193  $ (194,408)  $3,692,785
   Net loss                 -    (1,378,008)    (13,919)  (1,391,927)

BALANCE,
  December 31, 1994     26,588    2,509,185    (208,327)   2,300,858

   Net loss                 -    (1,908,730)    (19,280)  (1,928,010)

BALANCE,
  December 31, 1995     26,588      600,455     (227,607)    372,848

  Net Income                -       469,110        4,738     473,848
BALANCE,
  December 31, 1996     26,588   $1,069,565   $ (222,869)  $ 846,696



         HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                         STATEMENTS OF CASH FLOWS

          FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                               (UNAUDITED)








                                           1996         1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                     $  473,848  $(1,928,010)$(1,391,927)
  Adjustments to reconcile net income
     (loss) to net cash provided by (used in)
     operating activities:
  Depreciation and amortization            124,804      524,903     513,745
  Amortization of discount on note
     payable                               233,893      930,442     296,356
  Provision for impairment of real estate
     at transfer of ownership interest in
     real estate to investee entity      8,437,963            -           -
  Extraordinary gain on extinguishment
     of debt                            (9,182,017)           -           -
  Deferred interest expense added to
     principal of mortgage payable          78,237      394,087     611,252
  Equity in (Income) loss of
     investee entities                    (297,734)       6,186      14,797
  Increase (decrease) in accrued
     expenses and other liabilities         88,719       (9,595)     60,331
Increase (decrease) in accounts payable     (1,632)     (18,110)     20,618
  (Increase) decrease in other assets      (23,306)      10,701       4,807
      Net cash provided by (used in)
        operating activities               (67,225)     (79,396)    129,979

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to building and improvements         -      (16,369)          -
  Purchase of furniture and equipment       (2,694)      (2,349)          -
  Decrease in due from investee
   partnerships                                  -        3,000       1,522
Cash payment at transfer of ownership
   interest in investment in real estate
   to investee entity                     (679,567)           -           -
  Cash distributions from investee
   entities                                124,200            -           -
      Net cash provided by (used in)
        investing activities              (558,061)     (15,718)      1,522



         HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                   STATEMENTS OF CASH FLOWS (CONTINUED)

           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                (UNAUDITED)



                                           1996         1995        1994
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payment on mortgage
    note payable                                 -  (1,310,625)         -
  Payment of deferred financing fees             -     (19,593)         -
  Cash used in financing activities              -  (1,330,218)         -

NET INCREASE (DECREASE) IN CASH          (625,286)  (1,425,332)   131,501

CASH, BEGINNING OF YEAR                   788,602    2,213,934  2,082,433

CASH AND CASH EQUIVALENTS, END OF YEAR  $ 163,316    $ 788,602 $2,213,934

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                $ 301,349    $ 832,170   $731,291


NON-CASH INVESTING ACTIVITY

      On March 15, 1996, Historic Preservation Properties 1989 Limited Partnership contributed the following assets and liabilities to The Cosmopolitan at Mears Park, LLC:

        Land                                                   $1,009,000
        Building and improvements                               6,074,104
        Furniture and equipment                                   200,994
        Cash and cash equivalents                                 144,633
        Cash, security deposits                                    94,093
        Real estate tax escrow                                    168,416
        Rent receivable                                             6,533
        Deferred financing fees                                   233,397
        Mortgage note payable                                  (7,650,000)
        Accounts payable and accrued expenses                    (184,799)
        Security deposits                                         (96,371)









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

(2)  General Partner - BHP

   BHP was formed in November 1986 for the purpose of organizing, syndicating and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships). As of December 31, 1996, BHP had established three such partnerships, including HPP'89.

(3)  Summary of Significant Accounting Policies

     Investments in Investee Entities

          HPP'89 accounts for its investments in its four investee entities (Investee Entities) under the equity method. In general, under the equity method of accounting for investments, the investment is recorded at cost and the current allocable portion of earnings
(losses) of an Investee Partnership is recorded as income (loss) with a corresponding increase (decrease) to the investment account.



(3)  Summary of Significant Accounting Policies (Continued)

     Investments in Investee Entities (Continued)

      Distributions received are recorded as reductions to the investment account. Expenditures attributable to HPP'89's investments (primarily evaluation and acquisition fees and interest expense incurred during construction periods) are treated as additional investment basis and are amortized on a straight-line basis over the estimated life of the investee assets (40 years).

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

     Investment in Real Estate and Depreciation

      Investment in real estate was held for lease and stated at cost through the date of contribution to TCAMP (see Note 4).
Depreciation was computed on a straight-line basis over 40 years for real property and over seven years for personal property.

     Cash, Cash Equivalents and Concentration of Credit Risk

      HPP'89 considers all highly liquid investments with a maturity of three months or less when purchased as cash equivalents December 31, 1996, cash equivalents totaled $140,000.

      At December 31, 1996 and 1995, HPP'89 had approximately $63,000 and $526,000 (unaudited), respectively, of cash and cash equivalents in a bank in excess of amounts insured by the Federal Deposit Insurance Corporation.

     Deferred Evaluation and Acquisition Costs

      Expenditures related to the direct purchase of real estate had been capitalized and were being amortized on a straight-line basis over the estimated life of real property (40 years) through the date of the contributions of real estate to TCAMP (see Note 4).





(3)  Summary of Significant Accounting Policies (Continued)

     Income Taxes

       No  provision  (benefit)  for  income  taxes  is  reflected  in
the accompanying  financial  statements of  HPP'89.   Partners  of
HPP'89 are required to report on their tax returns their allocable share of income, gains, losses, deductions and credits determined on a tax basis.

     Rental Income

      Until  March  15, 1996, HPP'89 had a direct ownership interest  in
a property  located  in  St. Paul, Minnesota (see Note  4).   Revenues
under annual operating leases from that property were recorded when due.

(4) Investments in Investee Entities and Real Estate; Commitments and Contingencies

      During 1989, HPP'89 acquired general partnership interests in three Investee Entities, as well as a direct interest in a property
located  in St.  Paul,  Minnesota.   Each such Investee Entity  placed  a
property in service in December 1989 and commenced initial leasing activity.

      As discussed below, in March 1996, HPP'89 contributed land, building and improvements and furniture and equipment related to its property located in St. Paul, Minnesota (the Cosmopolitan Building), and certain other assets and liabilities, to a limited liability company for a 50% ownership interest in the Investee Entity.

       HPP'89's current allocable percentage of operating income and/or losses in the Investee Entities ranges from 50% to 99%. Each of the Investee Entities' agreements is different but, in general, provides for a sharing of management duties and decisions among HPP'89 and the respective local general partners or other managing members, and certain priorities to HPP'89 with respect to return on and return of invested capital. Significant Investee Entity decisions require the approval of both
HPP'89 and the local general partners or other maintaining members. In addition, each Investee Entity has entered into various agreements with its local general partners or members, or their affiliates, to provide development, management and other services, for which the local general partners or other members (or their affiliates), are paid fees by the respective Investee Entity.

        Following is summary of information regarding the Investee Entities and HPP'89's investments therein:

      Jenkins Court Associates Limited Partnership (Jenkins Court) is a Delaware limited partnership formed on December 20, 1988 to acquire, construct, rehabilitate, operate and manage a 144,000 net rentable square foot five-story building and 30,000 net rentable square feet of new retail

(4) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

space, including storage areas and parking facilities, located at Old York Road and Rydal Road, Jenkintown Borough, Pennsylvania.

      HPP'89 contributed $6,563,064 through the date of Jenkins Court's Chapter 11 filing (see below) to the capital of Jenkins Court and had a general partnership interest therein. HPP'89's investment in Jenkins Court represented approximately 36% of the aggregate amount
which   HPP'89 originally  contributed  to  the capital of  its  three
Investee Entities acquired during 1989 and to purchase its direct interest in the Cosmopolitan Building.

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

      Management of Jenkins Court was negotiating with the lender to extend the notes to June 15, 1995. On September 30, 1994, the lender sold the notes to a real estate investment entity, who became the new holder of the notes. Management of Jenkins Court entered negotiations with the new holder to extend or restructure the notes. On November 23, 1994, the new holder presented a demand for payment in full of the balance of the notes and accrued interest thereon. On November 23, 1994, Jenkins Court filed a petition for relief under Chapter 11 of the federal bankruptcy laws in United States Bankruptcy Court for the jurisdiction of the Eastern District of Pennsylvania. Under Chapter 11, certain claims against the Jenkins Court in existence prior to the filing of the petition for relief under federal bankruptcy laws were stayed while Jenkins Court continued business operations as Debtor-in-Possession. Although the acceptance of a plan of reorganization through the bankruptcy proceeding was highly unlikely, Jenkins Court had achieved a short-term goal of maximizing the vesting of the majority of its remaining tax credits on June 30, 1995.

     On August 31, 1995, Jenkins Court and the mortgage holder entered into a settlement agreement to resolve the bankruptcy litigation. As part of the settlement agreement, Jenkins Court transferred the deed and title to the property to the mortgage holder in lieu of foreclosure proceedings. The mortgage holder agreed to release Jenkins Court and its guarantors for the entire indebtedness and Jenkins Court received $25,000 to pay certain professional fees incurred during the bankruptcy proceedings. The transfer of deed and title of the property to the mortgage holder resulted in a recapture of Rehabilitation Tax Credits in 1995 of $44,451 (unaudited) to HPP'89, of which $44,007 was allocated to the Limited Partners of HPP'89. Tax credits allocated to the Limited Partners of HPP'89 totaling $2,758,113 (unaudited)

(4) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

were vested on or before June 15, 1995. Therefore, 98.4% (unaudited) of the Limited Partners' tax credits were vested prior to the loss of the property.

      Although Jenkins Court no longer owns its investment property and no longer  has  property operations after August 31, 1995, the  Jenkins
Court partnership  will  remain  in existence until  the  resolution  of
certain partnership   assets   and   liabilities.   Partnership   assets include
approximately $312,000 of unsecured receivables from the developer and its affiliates which have been fully reserved for as of December 31, 1996;partnership liabilities include approximately $94,000 of trade payables which have been fully reserved for as of December 31, 1996 since HPP'89 does not believe such amount will be recourse to HPP'89, as well as a $250,000 default loan and accrued interest thereon which had been provided by HPP'89 and secured by the developer's interest in an unaffiliated limited partnership.

      Since the fourth quarter of 1990, HPP'89 had reserved against its investment in Jenkins Court, reducing such investment to zero due to the substantial doubt that Jenkins Court would continue as a going concern. Due to Jenkins Court's foreclosure in 1995, HPP'89's investment
In Jenkins Court and its corresponding reserve, both totaling $5,471,055, were eliminated from the balance sheet as of December 31, 1995.

      HPP'89 might be liable as a general partner of Jenkins Court for certain trade creditor claims outstanding prior to the Chapter 11 petition that are not paid by Jenkins Court or the developer general partner.

      402 Julia Street Associates Limited Partnership(402 Julia) is a Delaware limited partnership formed on July 25, 1989 to acquire, construct, rehabilitate, operate and manage a 19,000 square foot site and the building situated thereon and to rehabilitate the building into 24 residential units and approximately 3,500 net rentable square feet of commercial space located thereon at 402 Julia Street, New Orleans, Louisiana. At December 31, 1996, 402 Julia had leased 100% of its residential units and commercial space.

     HPP'89 originally contributed $775,000 to the capital of 402 Julia and owns a general partnership interest therein. HPP'89's original investment in 402 Julia represented approximately 4% of the aggregate amount which HPP'89 has contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan Building.

       On September 16, 1993, HPP'89 sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. HPP'89's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale required an initial payment of $100,000, which was received in September 1993, and requires annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. A total of $74,500 remains uncollected as of


(4) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

December 31, 1996 and is secured by the interest sold to the developer general partner. The sale transaction did not generate any Investment Tax Credit recapture.

           HPP'89 recorded a net loss of $3,327 as well as amortization of $3,252 in 1996, from the 402 Julia Investment.

      Portland Lofts Associates Limited Partnership (Portland Lofts) is a Delaware limited partnership formed on August 8, 1989 to acquire, construct, rehabilitate, operate and manage three buildings containing 107 residential units including ground floor space useable as either commercial space or as home/studio space for artists, located at 555
Northwest Park Avenue in Portland,Oregon. At December 31, 1996, Portland
Lofts had leased approximately 87% of its residential units and approximately 81% of its net rentable commercial space.

     HPP'89 contributed $3,820,000 through December 31, 1996 to the
capital of  Portland  Lofts  and   owns  a  general partnership  interest
therein. HPP'89's investment in Portland Lofts represents approximately 21% of the aggregate amount which HPP'89 originally contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan Building.

     Portland Lofts' $6,800,000 construction loan matured on March 1, 1992. On June 30, 1992, Portland Lofts refinanced the construction loan through a variable rate mortgage note maturing on April 1, 1997. In July 1993, the mortgage loan and a $550,000 unsecured note were purchased by a real estate investment entity (the new holder). The new holder claimed that the unsecured note matured on March 1, 1992 and that a default for non-payment of the unsecured note constituted a default of the
mortgage  note.   On October 7, 1994, the new holder demanded full
payment of the unsecured note by November 10, 1994. On November 11, 1994, the new holder filed judicial foreclosure proceedings against Portland Lofts for non-payment of the unsecured note. Portland Lofts successfully contested through the court the right of the current holder to foreclose on the property.

(4) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)


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

      On May 21, 1996, Portland Lofts and the new holder entered into a Settlement Agreement (the Agreement) to resolve the claims concerning the mortgage note and the $550,000 unsecured note (the Notes).
According to the Agreement, Portland Lofts was allowed, until July 31, 1996, to pay $5,400,000 to the new holder in full satisfaction of the Notes.

      On June 20, 1996, Portland Lofts issued a promissory mortgage note
to a   bank  in  the amount of $5,625,000 and a promissory note to one of its general partners in the amount of $340,000 to provide sufficient funds to pay in full the $5,400,000 settlement amount with the new holder,
the $400,000  note  payable  and all related closing  costs.   The
transaction resulted in an extraordinary gain on extinguishment of debt of $1,656,579.

      In 1990, HPP'89 had reserved against its investment in Portland
Lofts reducing such investment to zero due to the substantial doubt that Portland Lofts may not be able to continue as a going concern. Due to the  debt settlement  and  refinancing  completed in June  1996,
Portland  Lofts  is expected to continue as a going concern. Generally, under the equity method of  accounting, an investment may not be carried
below zero.   Accordingly, since  the  Portland Lofts Investment was
fully reserved  for,  HPP'89  had cumulative   unrecorded  losses  of
$1,325,926 at December 31,1995. Principally a result of the extraordinary gain on extinguishment of debt, Portland Lofts generated net income of $1,547,514 for the year ended December 31,1996 of which HPP'89 has been allocated $1,532,039. Consequently, HPP'89 was able to recover all of its cumulative unrecorded losses from Portland Lofts and recognize income in equity from its investment in Portland Lofts of $206,113 before distributions and after the recovery of cumulative unrecorded losses.


(4) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

      The  Cosmopolitan  at Mears Park, LLC (TCAMP) On December  18,
1989, HPP'89 acquired the Cosmopolitan Building containing 255 residential  units and  approximately 1,700 square feet of commercial space.  The building was renovated,  and  certain renovation costs qualified
for Rehabilitation Tax Credits.   HPP'89 purchased the Cosmopolitan Building
for one dollar and assumed mortgage indebtedness with a face value of $22,500,000.In accordance with the terms of the Purchase and Sale Agreement, HPP'89 paid $5,000,000 at the closing which was used to repay a portion of the outstanding mortgage loan principal.

      The Cosmopolitan Building was originally recorded at the net purchase price of the net indebtedness assumed by HPP'89 plus the amount
paid at the closing.   Subsequent  improvements  were  recorded  at
cost. HPP'89's investment in The Cosmopolitan Building represented approximately 39% of the aggregate amount which HPP'89 originally contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan Building.

       Effective  March  15,  1996,  HPP'89  contributed  the
Cosmopolitan Building,  and  certain other assets and liabilities, to
TCAMP (a Limited Liability Company) for a 50% ownership interest. Concurrently, another member contributed $650,000 cash to TCAMP for a
50%  ownership  interest. Simultaneously, TCAMP issued a mortgage note in the amount of $7,000,000, the proceeds of which along with the $650,000 contributed cash were used to settle in full HPP'89's mortgage note
payable related to the Cosmopolitan Building.             The  fair value
of the Cosmopolitan Building and  other  assets contributed   by   HPP'89
approximated the fair value of liabilities transferred to TCAMP by HPP'89 and the amount paid by TCAMP to settle in full HPP'89's mortgage note payable related to the Cosmopolitan Building. This transaction resulted in a provision for impairment of real estate of $8,437,963 to recognize a reduction to fair value at the date of contribution to TCAMP and an extraordinary gain on debt extinguishment of $9,182,017 to recognize the difference between the amount outstanding under the mortgage payable and the amount accepted by the lender from TCAMP in full settlement. Distributions from TCAMP to HPP'89 and the other members are subject to the order of distributions as specified in the Operating Agreement of TCAMP. To the extent that HPP'89 accumulates operating reserve amounts greater than $140,000 at the end of any fiscal year, HPP'89 is required to contribute to TCAMP, such excess amounts as additional capital contributions.

      HPP'89 recorded net income of $32,334 and cash distributions of $98,200 for the year ended December 31, 1996, from the TCAMP Investment. Distributions in excess of net income and HPP'89's original equity investment totaling $65,866 were recorded as equity income from Investee Entities for the year ended December 31, 1996.


(4) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)


     HPP'89's investments in the Investee Entities at December 31, 1996 and 1995 are summarized as follows:


Cumulative:                                      1996         1995
                                                          (Unaudited)

Investments and advances made in cash         $4,845,000    $4,845,000
Evaluation and acquisition costs                 835,709       835,709
Interest capitalization and other costs           39,615        39,615
Equity in losses of Investee Partnerships     (1,213,944)   (1,514,930)
Reserves for realization of investments       (3,469,267)   (3,469,267)
Amortization of certain costs                    (43,224)       39,972)
Distributions received from Investee            (124,200)            -
Sale of one third interest of Investee
  Partnership                                   (241,620)     (241,620)

                                               $ 628,069      $454,535

      The above summary of HPP'89's investments in Investee Entities does not include the investment in Jenkins Court and accumulated activity thereon as of December 31, 1995.

      The equity in income(losses) of Investee Entities reflected in the accompanying statements of operations includes allocated income of $300,986 for the year ended 1996 and losses of $12,934 (unaudited) and $11,545 (unaudited) for the years ended December 31, 1995 and 1994,
respectively, and      annual  amortization of certain costs of $3,252,
for the  years  ended December 31, 1996, 1995 and 1994.


(4) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

      Summary combined balance sheets of the four Investee Entities as of December 31, 1996 and 1995, and summary combined statements of operations for the years ended December 31, 1996, 1995 and 1994 are as follows:



                       COMBINED BALANCE SHEETS

                                 ASSETS
                                                  1996        1995
                                                           (Unaudited)
Buildings and improvements, net of accumulated
 depreciation of $2,350,515 and $1,882,175 in
 1996 and 1995, respectively                  $16,382,387  $10,504,702
Land                                            2,041,326    1,032,326
Other assets, net of accumulated amortization
 of $ 47,543 and $55,591 in 1996 and 1995,
   respectively                                   722,333      358,154
Cash                                              296,895      101,744

    Total  assets                             $19,442,941  $11,996,926



                     LIABILITIES AND PARTNERS' EQUITY


Liabilities:
 Mortgage and notes payable                   $13,564,967  $  7,568,023
 Other liabilities                                741,195     1,817,191

  Total liabilities                            14,319,162     9,385,214

Partners' equity:
     HPP'89                                     3,629,067     1,748,575
Other partners                                  1,494,712       863,137

  Total partners' equity                        5,123,779     2,611,712
   Total liabilities and partners' equity     $19,442,941   $11,996,926


Members Equity in TCAMP has been classified as partners' equity in the combined balance sheets.


4) Investments in Investee Entities, and Real Estate Commitments and Contingencies (Continued)


                 COMBINED STATEMENTS OF OPERATIONS

                                   1996          1995         1994
                               (Unaudited)   (Unaudited)
(Unaudited) Revenue:
  Rental revenue                $2,959,725   $2,635,084   $3,726,567
  Interest and other income        651,311       92,415       98,260
                                 3,611,036    2,727,499    3,824,827
Expenses:
  Interest expense               1,248,150      821,471    2,118,563
  Depreciation and amortization    548,737    1,017,302    1,488,679
 Operating expenses              1,404,210    1,075,333    1,527,662
   Loss on transfer of property          -    1,142,247            -

                                 3,201,097    2,914,106    5,134,904

Net income (loss) before
   extraordinary gain              409,939     (186,607)  (1,310,077)

Extraordinary gain on
  extinguishment of debt         1,656,579            -       57,130

Net  income  (loss)             $2,066,518  $(1,328,854) $(1,252,947)

Net income (loss) allocated to
  HPP'89                        $1,997,503  $(1,266,194) $(1,190,951)

Net income (loss) allocated to
  other  partners               $   69,015  $   (62,660) $   (61,996)



The  net  loss  before extraordinary gain for the year ending December
31, 1995  includes  operating  income from Jenkins Court   of  $74,608
through August 31, 1995, the date of transfer of the property.

(5)  Mortgage Payable and Restricted Cash

       The mortgage HPP'89 assumed relating to its purchase of the Cosmopolitan Building had an original maturity date of December 18,1 999.
      For the first 36 months, interest due was at the lesser of the contract interest rate (principal outstanding at 7% interest) or net cash flow, as defined under the note. During the 37th month through the maturity of the note, interest was due at the contract interest rate. To the extent that contract interest exceeded net cash flow during the 37th month (January 1993) through the maturity of the note, such amounts accrued and were added to the principal balance (Additional Principal). The entire unpaid principal balance, including Additional Principal, contract interest and Contingent Interest, as defined, was due and payable at maturity. Contract interest due from January 1,
1996 through   March 15, 1996,   and   for  the     year   ended
December  31,  1995  totaled  $273,618,  and  $1,233,236
(unaudited) respectively, of which $78,237 and $394,087, respectively, exceeded net cash flow and was added to the principal balance. Net cash flow due for the year ended December 31, 1995 (unaudited) totaled $864,995 and for the period January 1, 1996 to March 15, 1996 totaled $169,535 and was paid in full as of March 15, 1996. As of December 31, 1995 interest payable totaled $105,957.

      In December 1992, the Cosmopolitan's original mortgage lender was purchased by Mellon Bank, N.A., referred to as the holder. The holder, as of December 31, 1995, continued to service the mortgage loan and hold the escrowed funds.

           In accordance with the terms of the original mortgage agreement related to the Cosmopolitan, HPP'89 was required to establish an interest bearing operating account (Operating Account) with the mortgage lender for the Cosmopolitan in the initial amount of $1,000,000.
An additional $1,000,000 was added to this account on January 15, 1990. Principal funds could have been withdrawn from the operating account if the expenditures were in accordance with the approved budget between the holder and HPP' 89, with the approval of the holder, or after HPP'
89 makes six consecutive debt service payments. Any principal funds remaining in this account may have been returned to HPP' 89 under the terms of the loan agreement.


(5) Mortgage Payable and Restricted Cash (Continued)

      On  January 5, 1995, HPP'89 consummated the Second Amendment  to the Loan Agreement (Second Amendment) with the holder to resolve a
dispute over funds   in   the  restricted  escrow  account  (which  had
a balance of approximately $1,732,000). HPP'89 maintained that the interest earned from the escrow account of approximately $300,000 and a previous overfunding of approximately $120,000 should be paid to HPP'89. The holder maintained that interest earned was additional security on the mortgage note. The terms of the Second Amendment allowed HPP'89 to be paid the interest earned on the escrow account and overfunded amount. Also, HPP'89 received an option to buy the mortgage note for the fair market value of the property. In exchange, HPP'89 released the principal funds of the escrow account (approximately
$1,311,000) for payment to the outstanding mortgage and agreed to reduce the maturity date of the note from December 18, 1999 to December 18, 1996. In summary, at the closing of the Second Amendment, HPP'89 received approximately $286,000 (consisting of the overfunding, interest earned thereon, and one-half of interest earned on principal funds of the original Operating Account) and released for payment approximately $1,311,000 for mortgage principal and approximately
$15,000  for  finance fees.  As of December 31, 1995, $122,593
(unaudited) remained in the escrow account. As discussed below, HPP'89 was paid the approximately $123,000 remaining in the escrow account (one-half of interest on principal funds of the original Operating Account and interest thereon) on March 15, 1996, the date of purchase of the mortgage note.

      For financial reporting purposes, the original discount on the mortgage note payable was recorded to reflect an effective interest rate of 10% over the life of the loan. Due to the advancement of the maturity date, as discussed below, the effective interest rate was amended on January 1, 1995 to 14.04% to amortize the remaining discount over the remaining life of the mortgage note. Amortization of the discount amounted to $930,442 and $296,329 for 1995 and 1994 respectively (unaudited), as interest expense.

      In accordance with the Second Amendment, HPP'89 established a tenant security deposit account with the current holder of the mortgage note. As of December 31, 1995, the security deposit account totaled $94,194 (unaudited).

       Also   in  accordance  with  the  Cosmopolitan's  original
mortgage agreement, HPP'89 established a working capital reserve (Working Capital Account) for apartment rollover expenses and working capital items. As of December 31, 1995 the balance of the Working Capital Account totaled $123,129 (unaudited). Furthermore, due to HPP'89's cash flow debt service mortgage agreement, the cash accounts maintained for the daily operations of the Cosmopolitan are effectively reserved for the Cosmopolitan only. As of December 31, 1995, the balance of Cosmopolitan's operating accounts equaled $202,172 (unaudited).

(5)  Mortgage Payable and Restricted Cash (Continued)

       Effective  March  15,  1996,  HPP'89  contributed  the
Cosmopolitan Building,  and  certain other assets and liabilities, to
TCAMP (a Limited Liability Company) for a 50% ownership interest. Concurrently, another member contributed $650,000 cash to TCAMP for a
50%  ownership  interest. Simultaneously, TCAMP issued a mortgage note in the amount of $7,000,000,the proceeds of which along with the $650,000 contributed cash were used to settle in full HPP'89's mortgage note payable
related to the Cosmopolitan Building.   The  fair value of the Cosmopolitan
Building and other  assets contributed   by   HPP'89  approximated  the
fair  value of   liabilities transferred  to TCAMP by HPP'89 and the amount paid by TCAMP to settle in full HPP'89's mortgage note payable related to the Cosmopolitan Building. This transaction resulted in a provision for impairment of real estate of $8,437,963 to recognize a reduction to fair value at the date of contribution to TCAMP and an extraordinary gain on debt extinguishment of $9,182,017 to recognize the difference between the amount outstanding under the mortgage payable and the amount accepted by the lender from TCAMP in full settlement.

(6)  Transactions With Related Parties and Commitments

      In July 1993, HPP'89 engaged Portfolio Advisory Services, Inc.
(PAS), corporate general partner of BHP, to provide asset management, accounting, and investor services to HPP'89. PAS performed such services for no fee, but was reimbursed for all operating costs of providing such services. This agreement was extended until September
30, 1995. For the period January 1, 1995 to September 30, 1995 and the year ended December 31, 1994 PAS was reimbursed approximately $68,000 (unaudited) and $92,100 (unaudited), respectively, for asset management, accounting and investor services to HPP'89.

      On  October  1, 1995, HPP 89 engaged Claremont Management
Corporation (CMC), an unaffiliated Massachusetts corporation, to provide asset management, accounting and investor services. CMC provides such services for an annual management fee of $67,200 plus reimbursement of all its costs providing these services. The initial term of the contract with CMC extends until June 30, 1997, and is automatically extended on a yearly basis unless otherwise terminated as provided for in the agreement. For the  year  ending  December 31, 1996 and for the
period  October  1,1995 through   December  31,  1995,  CMC  was  reimbursed
$61,635  and $15,397 (unaudited), respectively for operating costs.

      On November 1, 1995, HPP'89 entered into a management agreement with CMC, expiring June 30, 1997, to manage the Cosmopolitan Building. CMC's management agreement requires the payment of management fees equal to the greater of $5,200 monthly or 4% of gross receipts as defined in the agreements. For the period November 1, 1995 through December 31, 1995 and for the period January 1, 1996 through March 15, 1996, CMC was paid $14,400

(6)  Transactions With Related Parties and Commitments (Continued)

(unaudited) and $21,940, respectively, in property management fees.The CMC management agreement also required the Cosmopolitan to maintain with CMC at all times an Operating Account in the amount of $100,000 and a Contingency Reserve Account in the amount of $50,000 for the benefit of the Cosmopolitan. The property management contract between HPP'89 and CMC terminated on March 15, 1996 when HPP contributed the property was transferred to TCAMP.


(7)  Fair Value of Financial Instruments

      The Fair Values of cash and cash equivalents, accounts payable, and accrued expenses and other liabilities at December 31, 1996 and 1995 (unaudited) approximate their carrying and rents due to their short maturities. The fair value of the mortgage payable at December 31, 1995 is approximately $7,650,000 (unaudited) based upon the amount accepted by the lender in full satisfaction of amounts outstanding under the mortgage note. All financial instruments are held for non-trading purposes.



        Independent Auditors' Report on Accompanying Information


The Partners
Historic Preservation Properties 1989
     Limited Partnership
Quincy, Massachusetts


      We have audited in accordance with generally accepted auditing standards, the balance sheet of Historic Preservation Properties 1989 Limited Partnership (the Partnership) as of December 31, 1996 and have issued our report thereon dated February 21, 1997. Our audit was made for the purpose of forming an opinion on the 1996
balance sheet  taken  as  a whole.    The   supplemental  schedule  is
the   responsibility   of   the Partnership's  management and is
presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information included in this schedule has been subjected to the auditing procedures applied in the audit of the balance sheet, and in our opinion fairly states in all material respects the financial data required to be set forth therein in relation to the balance sheet as a whole.


Lefkowitz, Garfinkel, Champi & DeRienzo P.C.



Providence, Rhode Island
February 21, 1997


                     HISTORIC PRESERVATION PROPERTIES 1989 LIMITED
                PARTNERSHIP REAL ESTATE & ACCUMULATED DEPRECIATION
                        HELD DIRECTLY  BY INVESTEE ENTITIES
                             DECEMBER 31, 1996
                              (IN THOUSANDS)
                                       Costs Capitalized     Gross Amounts at
                          InitialCosts Subseq to acq           Dec 31, 1996

                           Building                         Building       Accum  Date of Date of  Deprec
Description   Encum-       Improve- Improve- Carrying       Improve- Total Deprec Constr/ Interest Life
Ownership %   brances Land ments    ments    Costs    Land  ments   (Note3)(Note2)Rehabil Acquired (years)

Residential Building/Commercial Building
402 Julia Street Associates  L.P.
New Orleans, Louisiana
65%           1,016    133   282     1,154    145     133   1,581   1,714   277   8/1/89   7/25/89  40

Residential Building/Commercial Building
 Portland Lofts Associates L.P.
 Portland, Oregon
99%           5,600    900   886     9,189    610     900   10,685   11,585  1,820 8/31/89 8/89     40

Residential Building
 The Cosmopolitan at Mears Park, LLC
 St. Paul, Minnesota
50%           6,950   1,009  6,074    105       -    1,009   6,179     7,188  135  12/18/89 3/20/96  34

Total       $13,566  $2,042 $7,242 10,448    $755   $2,042 $18,445   $20,487 $2,232

*   In   March   1996,   the  Partnership  contributed   property,title,deed
and the   accompanying mortgage note payable and other liabilities   of   the
Cosmopolitan  property  to  The Cosmopolitan   at Mears Park, LLC for a 50%
annuity interest.




                          HISTORIC PRESERVATION PROPERTIES 1989 LIMITED
                        PARTNERSHIP REAL ESTATE & ACCUMULATED DEPRECIATION
                        HELD DIRECTLY BY INVESTEE ENTITIES (CONTINUED)
                                         DECEMBER 31, 1996
                                           (IN THOUSANDS)

Note   1: The aggregate cost of each property on      Note 3: The changes in total costs of land
a tax basis net of the reduction  due to the          building and improvements for the years ended
rehabilitation  tax  credit  at  December  31,        December 31, 1996, 1995 and 1994 are as
1996, 1995   and   1994 are as follows:               follows:

                           1996      1995   1994                                    1996   1995    1994

Jenkintown, Pennsylvania  $   -     $   -  $23,578    Balance at beginning of period $28,820 $55,345 $55,291

New Orleans, Louisiana     1,458     1,458  1,458     Additional Building and
                                                      Improvements                    105      76     54
Portland, Oregon           9,733     9,733  9,733     Disposal of Building
                                                      and improvements(Jenkins Court)
St Paul Minnesota          21,013   20,997  20,997    Provisions for write down of
                           32,204   32,188  55,766    of building and improvement         -   2,601           -
                                                      (The Cosmopolitan)               (8,438)  -        -

                                                      Balance at end period           $20,487 $28,820 $55,345

Note 2:The changes in accumulated depreciation for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                      1996        1995      1994

Balance at beginning of period       $4,676      $7,833    $6,031

Depreciation during the year            517         822     1,802

Write-off due to disposal of
property                               -         (3,979)       -

Transfer of property                 (2,961)         -         -
                                     $2,232      $4,676    $7,833



               THE COSMOPOLITAN AT MEARS PARK, LLC

                     FINANCIAL STATEMENTS

      FOR THE PERIOD MARCH 15, 1996 (INCEPTION)  THROUGH  DECEMBER 31, 1996




                         Table of Contents

                                                         Page

     Independent Auditors' Report                              F-29

     Balance Sheet                                             F-30
     Statement of Operations                                   F-31
     Statement of Members' Equity (Deficit)                    F-32
     Statement of Cash Flows                                   F-33

     Notes to Financial Statements                             F-35





                   Independent Auditors' Report





The Members
The Cosmopolitan at Mears Park, LLC
Quincy, Massachusetts


       We   have   audited   the accompanying balance  sheet  of
THE COSMOPOLITAN  AT MEARS PARK, LLC (the "Company") as of
December 31, 1996, and the related tatements of operations, members' equity (deficit) and cash flows for the period March 15, 1996
(inception) through  December  31,  1996.   These financial
statements  are  the responsibility  of the Company's management.
Our responsibility   is to express  an opinion on these financial statements
based  on  our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as
evaluating  the  overall  financial statement  presentation.   We
believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of THE COSMOPOLITAN AT MEARS PARK, LLC as of December
31,   1996,  and the results of its operations and cash flows for the period March 15, 1996 (inception) through December 31, 1996, in conformity with generally accepted accounting principles.



Lefkowitz, Garfinkel, Champi & DeRienzo P.C.



Providence, Rhode Island
February  21, 1997


                 THE COSMOPOLITAN AT MEARS PARK, LLC BALANCE SHEET
                                DECEMBER 31, 1996
                                     ASSETS
Investment in real estate:
  Land                                          $1,009,000
  Building and improvements                      6,179,155
  Furniture and equipment                          206,421

                                                 7,394,576
   Less accumulated depreciation                   172,569

                                                 7,222,007
Cash and cash equivalents                           68,711
Cash, security deposits                            111,603
Real estate tax escrow                              67,448
Replacement reserve                                 34,411
Rent receivable                                        698
Prepaid expenses                                    15,211
Deferred financing fees,
   less accumulated amortization of $25,007        208,390

                                                $7,728,479


   LIABILITIES AND MEMBERS' EQUITY

Liabilities:
  Mortgage note payable                          $6,949,879
  Accounts payable and accrued expenses              64,047
  Accrued interest-mortgage note payable             52,935
  Security deposits                                 106,900

  Total liabilities                               7,173,761

Commitments (Notes 3, 4 and 5)

Members' equity                                     554,718

                                                 $7,728,479


         The accompanying notes are an integral part of these
                         financial statements.
                   THE COSMOPOLITAN AT MEARS PARK, LLC
                       STATEMENT OF OPERATIONS
    FOR THE PERIOD MARCH 15, 1996 (INCEPTION) THROUGH DECEMBER 31,
                               1996



REVENUE:

  Rental income                           $1,659,166
  Interest and other income                   15,637

                                          $1,674,803

EXPENSES:

  Operating and administrative            $ $171,672
  Management fee                              66,819
  Repairs and maintenance                    164,186
  Utilities                                  237,425
  Insurance                                   22,839
  Real estate taxes                          251,926
  Depreciation and amortization

                                             197,576


                                            1,112,443
INCOME FROM OPERATIONS                        562,360

INTEREST EXPENSE                             (497,692)

NET INCOME                                 $   64,668




   The accompanying notes are an integral part of these financial statements.
                 THE COSMOPOLITAN AT MEARS PARK, LLC
                STATEMENT OF MEMBERS' EQUITY (DEFICIT)
                           DECEMBER 31, 1996




                                                Historic
                                              Preservation
                                             Properties 1989   Total
                                Lillian          Limited      Members'
                                Carney         Partnership     Equity

     Capital contributions     $650,000         $  -           $650,000

     Distributions              (61,750)          (98,200)     (159,950)

     Net income                  32,334            32,334        64,668

                               $620,584         $ (65,866)     $554,718







   The accompanying notes are an integral part of these financial statements.
                 THE COSMOPOLITAN AT MEARS PARK, LLC
                      STATEMENT OF CASH FLOWS
  FOR THE PERIOD MARCH 15, 1996 (INCEPTION) THROUGH DECEMBER 31, 1996



CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $    64,668
  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                       197,576
     Decrease in rent receivable                           5,835
     Increase in prepaid expenses                        (15,211)
     Decrease in accounts payable and accr exp          (129,496)
     Increase in cash security deposits, net              (6,981)
     Increase in accrued interest                         52,935
  Net cash provided by operating activities              169,326

CASH FLOWS FROM INVESTING ACTIVITIES:
  Funds disbursed for acquisition of real estate
  and property assets and liabilities                   (650,000)
Purchase of improvements, furniture and equipment       (101,734)
  Decrease in real estate tax escrow and
  replacement reserve                                     66,557
  Net cash used in investing activities                 (685,177)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from member contribution                      650,000
  Principal payment on mortgage note payable             (50,121)
  Distributions to members                              (159,950)
  Net cash provided by financing activities              439,929

NET DECREASE IN CASH AND CASH EQUIVALENTS                (75,922)

CASH AND CASH EQUIVALENTS, AT INCEPTION                  144,633

CASH AND CASH EQUIVALENTS, END OF PERIOD               $   68,711

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

 Cash paid for interest                                $  444,757








                 THE COSMOPOLITAN AT MEARS PARK, LLC
                STATEMENT OF CASH FLOWS (CONTINUED)
FOR THE PERIOD MARCH 15, 1996 (INCEPTION) THROUGH DECEMBER 31, 1996




NON-CASH INVESTING ACTIVITY


  On March 15, 1996, Historic Preservation Properties 1989 Limited Partnership contributed the following assets and liabilities to The Cosmopolitan at Mears Park, LLC:



     Land                                                $1,009,000
     Building and improvements                            6,074,104
     Furniture and equipment                                200,994
     Cash and cash equivalents                              144,633
     Cash, security deposits                                 94,093
     Real estate tax escrow                                 168,416
     Rent receivable                                          6,533
     Deferred financing fees                                233,397
     Mortgage note payable paid by TCAMP
     on behalf of HPP'89                                 (7,650,000)
     Accounts payable and accrued expenses                 (184,799)
     Security deposits                                      (96,371)


  Also, on March 15, 1996, The Cosmopolitan at Mears Park, LLC paid the above noted $7,650,000 mortgage note in full with the proceeds
of a $7,000,000 mortgage note issued to a   lender and $650,000 of
cash contributions received from a Member.






          The accompanying notes are an integral part of these
                         financial statements.


                 THE COSMOPOLITAN AT MEARS PARK, LLC
                   NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD MARCH 15, 1996 (INCEPTION) THROUGH DECEMBER 31, 1996


(1)  Organization

     The Cosmopolitan at Mears Park, LLC (TCAMP), a Limited Liability Company, was formed on March 15, 1996, under the
Delaware  Limited Liability  Company  Act.   The purpose  of  TCAMP
is  to  engage  in investment  in,  and operation and development
of,  real  estate  and interests  therein.   The members of TCAMP
are Historic Preservation Properties 1989 Limited Partnership and Lillian Carney (the Members).

      Effective March 15, 1996, Historic Preservation Properties
1989 Limited   Partnership  (HPP'89)  contributed   land,
building   and improvements  and furniture and equipment
(Contributed Real Estate), and certain other assets and liabilities to TCAMP for a 50% ownership interest. Concurrently, Lillian Carney contributed $650,000 cash to TCAMP for a 50% ownership interest. Simultaneously, TCAMP issued a mortgage note, the proceeds of which, along with the $650,000 contributed cash, were used to settle in full HPP'89's mortgage note payable related to the Contributed Real Estate. The fair value of the Contributed Real Estate and other assets contributed by HPP'89 approximated the fair value of liabilities transferred to TCAMP by HPP'89 and the amount paid by TCAMP to settle in full HPP'89's mortgage note payable related to the Contributed Real Estate.

      TCAMP owns a residential apartment complex containing 255 units located at 250 6th Street, St. Paul, Minnesota. At
December 31, 1996, TCAMP had leased approximately 99% of its residential units.

(2)  Basis  of  Presentation and Summary of Significant  Accounting
Policies

     Basis of Accounting

      TCAMP's financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

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



                 THE COSMOPOLITAN AT MEARS PARK, LLC
             NOTES TO FINANCIAL STATEMENTS (Continued)
FOR THE PERIOD MARCH 15, 1996 (INCEPTION) THROUGH DECEMBER 31, 1996

(2)   Basis  of  Presentation and Summary of  Significant
Accounting Policies (Continued)

     Investment in Real Estate and Depreciation

      Investment in real estate is held for lease.  Contributed
Real Estate was recorded at fair value and subsequent additions are stated at cost. Depreciation is computed on a straight-line basis over the estimated economic lives of the assets.

      Cash, Cash Equivalents and Concentrations of Credit Risk

     TCAMP considers all highly liquid investments with a maturity
of three         months  or  less  when purchased as  cash
equivalents.   Cash equivalents at December 31, 1996 totaled $162,262.

      At December 31, 1996, TCAMP had $82,528 of cash and cash equivalents in banks which is in excess of amounts insured by the Federal Deposit Insurance Corporation.

     Deferred Financing Fees

      Deferred financing fees have been capitalized and are being amortized on a straight-line basis over the term of the mortgage note payable.

     Revenue Recognition

      Revenue, principally under annual operating leases, is recorded when due.

     Income Taxes

      No  provision  (benefit) for income taxes is reflected  in
the accompanying  financial   statements since the Members of  TCAMP
are required  to  report their allocable share of net  income
(loss)  on their respective income tax returns.

(3)  Mortgage Note Payable and Escrow Accounts

     As discussed in Note 1, TCAMP issued a $7,000,000 mortgage note.

The mortgage note bears interest at 9.14% per annum and amortizes over a 25 year schedule. The mortgage note requires monthly payments of principal and interest, real estate tax escrow deposits and replacement reserve deposits of $59,416, $29,069 and $4,250, respectively. The mortgage note matures in March 2003, at which time all unpaid principal and accrued interest is due.


                 THE COSMOPOLITAN AT MEARS PARK, LLC
             NOTES TO FINANCIAL STATEMENTS (Continued)
FOR THE PERIOD MARCH 15, 1996 (INCEPTION) THROUGH DECEMBER 31, 1996


(3)  Mortgage Note Payable and Escrow Accounts (Continued)

      The annual maturities of the mortgage note for each of the next five years are as follows:

      For the year ending December 31,     Amount

                  1997                     $81,119
                  1998                      88,851
                  1999                      97,321
                  2000                     106,599
                  2001                     116,761

      The mortgage note is secured by TCAMP's property, rents and assignments of leases.

(4)  Related Party Transaction and Commitment

      TCAMP entered into a management agreement with Claremont Management Corporation (CMC) to manage the property.
The  sole shareholder  of CMC is related to Lillian Carney.   The
initial term of the agreement expires June 30, 1997 and is automatically renewed thereafter on an annual basis, unless terminated per the agreement. The management agreement requires the payment of a management fee equal to the greater of $5,200 monthly or 4% of gross receipts as defined in the agreement, plus the reimbursement of all CMC's costs of providing these services. Management fees under the management agreement totaled $66,819 for the period March 15, 1996 through December 31, 1996. Expense reimbursements to CMC for the period March 15, 1996 through December 31, 1996 totaled $135,329.

      During  the  period March 15, 1996 through December  31,
1996, TCAMP  paid $8,744 in construction management fees to First
Claremont Corporation, an affiliate of CMC.

(5)  Liability of Members and Distributions of Cash

      The liability of the Members for losses, debts and obligations of TCAMP is limited to their capital contributions, except under applicable law Members may, under certain circumstances, be liable to TCAMP to the extent of previous distributions received by the Members in the event TCAMP does not have sufficient assets to discharge its liabilities.


                     THE COSMOPOLITAN AT MEARS PARK, LLC
                NOTES TO FINANCIAL STATEMENTS (Continued)
   FOR THE PERIOD MARCH 15, 1996 (INCEPTION) THROUGH DECEMBER 31, 1996


      Distributions by TCAMP to the Members at the end of each fiscal year, or at such time as determined by the Board of Managers, are as follows:

     (i) First, to Lillian Carney in payment of any current or accrued portion of the 12% preferred return on her unreturned original capital contribution;

     (ii) Second, to HPP'89 in an amount equal to the preferred return distributed to Lillian Carney in (i) above;

     (iii) Third, to Lillian Carney in payment of any unpaid principal portion of Lillian Carney's original capital contribution;

     (iv) Fourth, to the payment of any principal or interest due with respect to any loans from Members, with any such payments to be applied first to accrued but unpaid interest and then to principal; and

     (v) Fifth, the balance, if any, to the Members in accordance with their respective percentage interests (50% HPP'89 and 50% Lillian Carney).

      To the extent that HPP'89 accumulates from whatever sources operating reserve amounts greater than $140,000 at the end of any fiscal year, HPP'89 is required to contribute such excess within thirty days of the end of such fiscal year to TCAMP as additional capital contributions to be distributed by TCAMP to Lillian Carney as a return of the outstanding portion of her original capital contribution.

(6)  Fair Value of Financial Instruments

      The  carrying  amounts  of  cash and cash equivalents,  cash security deposits, real estate tax escrow, replacement reserve, rent receivable, accounts payable and accrued expenses, accrued interest and security deposits approximate their fair values due to their short
maturities.    The fair  value  of  the mortgage note payable approximates its carrying amount based on interest rates available to TCAMP for similar financing arrangements. All financial instruments are held for non-trading purposes.






       PORTLAND LOFTS ASSOCIATES LIMITED PARTNERSHIP
                    FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED
             DECEMBER 31, 1996, 1995 AND 1994
         PORTLAND LOFTS ASSOCIATES LIMITED PARTNERSHIP

                      FINANCIAL STATEMENTS

     FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                           CONTENTS
                                                           Page
Independent Auditors' Report                               F-40
Balance Sheets as of December 31, 1996 and 1995            F-41
Statements of Operations for the Years ended December 31,
1996, 1995 and 1994         F-42
Statements of Changes in Partners' Equity for the
  Years ended December 31, 1996, 1995 and 1994             F-43

Statements of Cash Flows for the Years ended December 31,
  1996, 1995 and 1994                                      F-44

Notes to Financial Statements                              F-46





                 INDEPENDENT AUDITORS' REPORT





The Partners
Portland Lofts Associates Limited Partnership
Quincy, Massachusetts

We have audited the accompanying balance sheet of Portland Lofts Associates Limited Partnership (the Partnership) as of December 31, 1996. This financial statement is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.
We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material
misstatement.   An  audit includes  examining,  on  a test
basis, evidence  supporting  the amounts  and  disclosures in
the balance sheet.          An  audit  also
includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

Because we were not engaged to audit the balance sheet as of December 31, 1995, or the statements of operations, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 1996, we did not extend our auditing procedures to enable us to
express an  opinion  on  the financial       position   of
Portland  Lofts       Associates             Limited
Partnership as of December 31, 1995 or the results of its operations and cash flows for each of the years in the three-year period ended December 31, 1996. Accordingly, we express no opinion on them.

In  our  opinion,  the balance sheet referred  to  in  the
first paragraph   presents  fairly,  in  all  material  respects,the
financial   position   of  Portland  Lofts   Associates Limited
Partnership as of December 31, 1996, in conformity with generally accepted accounting principles.

Lefkowitz, Garfinkel, Champi & DeRienzo P.C.


Providence, Rhode Island
February 21, 1997

            PORTLAND LOFTS ASSOCIATES LIMITED

                            PARTNERSHIP BALANCE SHEETS

                      DECEMBER 31, 1996 AND 1995

                              ASSETS

                                                 1996        1995
                                                          (Unaudited)
  Investment in real estate:
     Land                                    $   899,526 $   899,526
  Buildings and improvements                  10,684,704  10,684,703
  Furniture and equipment                         81,051      77,397

                                              11,665,281  11,661,626
Less accumulated depreciation                  1,901,434   1,608,170

                                               9,763,847  10,053,456
 Cash                                             19,626      22,816
Escrow deposits                                  161,720           -
Rents and other receivables                        2,841      11,732
Other assets                                      24,473       8,065
Deferred costs, net of accumulated amortization
  (1996, $21,912; 1995, $14,251)                  96,270       1,127

                                             $10,068,777 $10,097,196


                 LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 Notes payable:
    Mortgage                                 $ 5,599,534  $6,547,037
  General partner                                340,000           -
  Other                                            4,918     973,772
  Accounts payable and accrued liabilities        83,584      61,057
  Interest payable                                60,732      56,116
  Tenant security deposits                         8,405       9,125

          Total liabilities                    6,097,173   7,647,107

Commitments

Partners' equity                               3,971,604   2,450,089

                                             $10,068,777 $10,097,196


        PORTLAND LOFTS ASSOCIATES LIMITED  PARTNERSHIP

                STATEMENTS OF OPERATIONS

       FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                            (UNAUDITED)




                                     1996        1995        1994
Revenue:
  Rental income                $ 1,059,286   $1,072,709  $1,003,123
  Interest and other income         96,107       42,548      56,760


          Total  revenues        1,155,393    1,115,257   1,059,883

Expenses:
  Administrative and operating     119,295     156,283      114,920
  Management fees                   39,086      33,146       31,135
  Repair and maintenance           111,164      83,021       79,281
  Utilities                         49,901      47,694       48,871
  Real estate taxes                 36,702      40,568      112,792
  Insurance                         19,809      21,410       17,966
    Depreciation and amortization  300,925     298,914      297,337

    Total expenses                 676,882     681,036      702,302

Income from operations             478,511     434,221      357,581


Interest expense                    587,575    675,638      562,058

Net loss before
      extraordinary item           (109,064)   (241,417)   (204,477)

Extraordinary item - gain on
extinguishment of debt            1,656,579          -       57,130

Net  income  (loss)            $  1,547,515  $ (241,417) $ (147,347)




           PORTLAND LOFTS ASSOCIATES LIMITED PARTNERSHIP

             STATEMENTS OF CHANGES IN PARTNERS' EQUITY

       FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                            (UNAUDITED)


                                 Historic
                              Preservation    East Bank
                               Properties       Angel         Total
                              1989 Limited      Joint        Partners'
                               Partnership      Venture       Equity


Balance, December 31, 1993      $1,803,336   $1,035,517    $2,838,853

Net loss                          (145,874)      (1,473)     (147,347)

Balance, December 31, 1994       1,657,462    1,034,044     2,691,506

Net loss                          (239,003)      (2,414)     (241,417)

Balance, December 31, 1995       1,418,459    1,031,630     2,450,089

Distributions                      (26,000)           -       (26,000)

Net income                       1,532,040       15,475     1,547,515

Balance, December 31, 1996      $2,924,499   $1,047,105    $3,971,604





             PORTLAND LOFTS ASSOCIATES LIMITED PARTNERSHIP

                        STATEMENTS OF CASH FLOWS

        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                             (UNAUDITED)

                                    1996         1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                $ 1,547,515  $(241,417)  $(147,347)
  Adjustments to reconcile net income
  (loss) to net cash provided by
   operating activities:
  Depreciation and amortization        300,925    298,914     297,337
  Extraordinary gain on extinguishment
  of debt                           (1,656,579)          -    (57,130)
  Decrease (Increase) in tenant
    improvement escrow                       -     60,265     (60,265)
  Increase in escrow deposits         (161,720)          -          -
  Decrease in rents and other
    receivables                          8,891      3,636       6,255
   Dec (Inc) in other  assets          (24,473)    21,600     (14,409)
  (Decrease) Increase in accounts
      payable   and  accrued  liab      22,527     18,466      (1,685)
   Increase in interest payable          4,616        102      15,160
  (Decrease) Increase in tenant
    deposits                              (720)       200      (1,291)

  Net cash provided by
    operating activities                40,982    161,766      36,625

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to buildings and
    improvements                        (3,655)         -            -
  Purchase of tenant improvements            -    (60,000)      (3,500)
  Cash  used  in  investing activ       (3,655)   (60,000)      (3,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from refinancing          5,625,000           -             -
  Proceeds from general partner note
    payable                            340,000           -             -
  Payment on mortgage, notes payable
    and construction loan           (5,815,000)          -             -
  Principal payments on mortgage, notes
    payable and construction loan      (69,778)     (78,416)     (73,719)
   Payment of deferred finan fees      (94,739)     (11,162)           -
  Distributions                        (26,000)            -           -

   Net  cash  used  in finan act       (40,517)     (89,578)     (73,719)

NET INCREASE (DECREASE) IN CASH         (3,190)      12,188      (40,594)

CASH, BEGINNING OF YEAR                 22,816       10,628       51,222

CASH, END OF YEAR                      $19,626      $22,816      $10,628





              PORTLAND LOFTS ASSOCIATES LIMITED PARTNERSHIP

                  STATEMENTS OF CASH FLOWS (CONTINUED)

          FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                              (UNAUDITED)


SUPPLEMENTAL CASH FLOW INFORMATION

                                    1996         1995           1994
Cash paid for interest             $582,959     $676,536     $546,898




Non-Cash financing activity:

In February 1994, Portland Lofts settled $72,130 of outstanding trade payables; $15,000 was converted to a note payable and $57,130 was forgiven and recognized as an extraordinary gain.

In June 1996, Portland Lofts settled $7,471,579 of mortgage and other notes payable through issuing a promissory mortgage note of $5,815,000 and recognizing an extraordinary gain of $1,656,579.


1.  Summary of Partnership Organization and Significant Accounting
    Policies:

    Organization:

    Portland Lofts Associates Limited Partnership (the Partnership), a Delaware limited partnership, was formed on August 8, 1989 to acquire, rehabilitate and operate three buildings and the related land (the Property) containing 107 residential units and 23,470 net rentable square feet of commercial space, located at 555 Northwest Park Avenue in Portland, Oregon.


    The  general  partners  of the Partnership are  East  Bank  Angel
    Joint Venture  (EBAJV),  an  Oregon general partnership  (also  known
    as  the developer),       and   Historic  Preservation   Properties
    1989   Limited Partnership (HPP'89), a Delaware limited partnership, whose sole general partner is Boston Historic Partners Limited Partnership. EBAJV, whose venturers are Pacific Star Corporation and Joseph Angel (Angel), is also the only limited partner (see Note 4).

    Basis of accounting:

    The Partnership's financial statements are prepared on the accrual basis of accounting.

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

    Investment in real estate

    Investment in real estate is held for lease and stated at cost. Depreciation is computed on a straight-line basis over 40 years for buildings and improvements, and over 7 years for personal property.

    Deferred costs

    Costs  to  lease  residential  units  are  generally  expensed;
    however, leasing   costs  associated  with commercial space  are
    capitalized and amortized on a straight-line basis over the related lease terms. Leasing costs capitalized in 1995 totaled $8,000. Amortization for the years ended December 31, 1996, 1995 and 1994 totaled $1,798, $2,488 (unaudited) and $6,574 (unaudited), respectively.


1. Summary of Partnership Organization and Significant Accounting Policies (continued):

    Direct costs attributable to obtaining financing are capitalized and amortized on a straight-line basis over the terms of the related debt. Financing costs capitalized in 1996 and 1995 totaled $94,739 and
    $3,162, respectively.   Amortization of financing  costs  for  the
    years  ended December 31, 1996, 1995 and 1994 totaled $5,863, $4,064
    (unaudited)  and $901 (unaudited), respectively.

    Revenue recognition

    Rental revenue from commercial leases is recorded by recognizing the aggregate minimum rentals to be received over the terms of each lease in equal monthly installments over the related lease terms. Rental income recorded prior to actual cash collections under the terms of the leases is reflected as rents receivable ($2,746 and $8,825 (unaudited) as of December 31, 1996 and 1995,
    respectively).   Rental  revenue  under residential short-term
    operating leases is recorded when due.

    Income taxes

    No provision (benefit) has been made for income taxes, since the income or loss of the Partnership will be included in the tax returns of the respective partners.

2.  Mortgage and Notes Payable:

    The Partnership refinanced its $6,800,000 construction loan to a permanent mortgage on March 31, 1992. The mortgage note was to mature on April 1, 1997. Principal and interest payments, which commenced May 1, 1992 were based upon an amortization period of 30 years. A balloon payment of all unpaid principal and accrued interest was due on April 1, 1997. The interest rate was variable based on the LIBOR rate plus 2.5%. The interest rate was adjusted every 30 days.

    Effective December 29, 1989, the Partnership assumed an unsecured note dated November 3, 1989 from EBAJV in the amount of $800,000 of which a balance of $550,000 had been outstanding at December 31, 1995.

    The  note  had  an extended maturity date of March 1, 1992.   It  is
    the Partnership's position that the maturity date of the unsecured note had been effectively further extended to correspond with the maturity date of the mortgage note. The unsecured note was guaranteed by Angel. Interest is payable monthly at an annual rate of 1.00% over the Prime Rate.

    In July 1993, the mortgage note and the $550,000 unsecured note were purchased by a real estate investment entity (the new holder). The new holder claimed that the unsecured note matured on March 1, 1992, and that default for non-payment of the unsecured note constitutes a default of the mortgage note.

2.  Mortgage and Notes Payable (Continued):


    On October 7, 1994, the new holder demanded full payment of the unsecured note by November 10, 1994. On November 11, 1994, the new holder filed judicial foreclosure proceedings against the Partnership for non-payment of the unsecured note. The Partnership successfully contested through the court the right of the new holder to foreclose on the property.

    On May 21, 1996, the Partnership and the new holder entered into a Settlement Agreement (Settlement Agreement) to resolve the claims concerning the mortgage note and the unsecured note. According to the Settlement Agreement, the Partnership was allowed, until July 31, 1996, to pay $5,400,000 to the new holder in full satisfaction of the mortgage note and the unsecured note.

    On December 29, 1989, the Partnership entered into a promissory note with Capital Consultants, Inc. totaling $400,000 which was used to pay certain construction related expenses not otherwise chargeable to the construction loan. Interest at the original rate of 14.00% was payable in monthly installments of $4,667. The interest rate was decreased to 13.11%, with monthly interest only installments payable of $4,370.

    The   Portland  Development  Commission  (PDC)  loaned  $15,000  to the Partnership on March 2, 1992. The note was non-interest bearing and was due and payable upon any sale or transfer of the property securing the note in the amount of the original loan balance less 1/84th of the original loan balance for each month after completion
    of renovations  in which   the  Partnership  remained  owner  of  the
    property.   If  the Partnership remained owner of the property
    for seven full years from the date of completion of renovations, then the note shall be deemed paid in full.

    On June 20, 1996, the Partnership issued a promissory mortgage note to a bank in the amount of $5,625,000 and a promissory note to Angel in the amount of $340,000 to provide sufficient funds to pay in
    full  the $5,400,000   settlement  amount  with  the  new  holder,
    the   $400,000 promissory note and all related closing costs.  The transaction  resulted in  extraordinary  gain  on extinguishment of debt of $1,656,579. The mortgage note bears interest at 9%; amortizes over a 25-year schedule; requires monthly payments of principal interest of $47,205; and matures on July 1, 2006, at which time all unpaid principal and interest is due. The mortgage note is secured by the
    Property, rents   and assignments  of leases.

    The Angel Note bears interest at 11%; amortizes over a 10-year schedule; requires monthly principal and interest payments in the amount of $4,684; and matures January 1, 2007.

2.  Mortgage and Notes Payable (Continued):

    The aggregate annual maturities under the mortgage note payable and note payable to general partner are as follows:
                                                Note Payable
                                   Mortgage      to General
      Year Ending December 31,   Note Payable      Partner       Total


              1997                $  65,632      $  19,780   $  85,411
              1998                   71,788         22,068      93,857
              1999                   78,523         24,622     103,145
              2000                   85,889         27,471     113,360
              2001                   93,946         30,650     124,596


    In   February  1994,  the  Partnership  settled  a  $72,130 outstanding liability which had been included as part of accounts payable.  As part of  the  settlement, $15,000 of the obligation was converted to a note payable amortizing over four years at a 9.0% interest rate,and the remaining $57,130 of the obligation was forgiven and recognized as an extraordinary gain for the year ended December 31, 1994 (unaudited). Monthly principal and interest payments of $350 are due on this note.

3.  Partners' Equity:

    Profits, losses and tax credits from operations during the first five years following completion of the rehabilitation of the Property are to be distributed as follows:

        HPP'89                99.0%
        EBAJV                   .9
        Limited partner         .1

                             100.0%

    Thereafter, profits, losses and tax credits shall be distributed in accordance with the above formula except that if cash flows are distributed to the partners in accordance with (b) and (c) below, then profits, losses and tax credits shall be distributed in accordance with such formula.

    Cash flows from operations shall be distributed to the partners, as defined in the Partnership Agreement, as follows:

            a. 100 percent to the payment of accrued interest on, and then the unpaid principal balance of, any outstanding loans made to the Partnership by HPP'89.



3.  Partners' Equity (continued):



         b. Thereafter, 100 percent to HPP'89 until HPP'89 has received distributions of cash flow in such year in an amount equal to an 8 percent cumulative, noncompounded return on its weighted average HPP'89 invested capital for such year.

            c. The remaining balance, if any, is to be distributed as follows:


                                               Prior to
                                            call/put date   Thereafter

           HPP'89                               50.0%         75.0%
           EBAJV                                49.9          24.9
           Limited partner                        .1            .1
                                               100.0%        100.0%

    The Partnership Agreement allows certain call options and put rights to the partners under terms as defined in the agreement, including:

       (a)During the first six months following the fifth calendar year after rehabilitation of the Property has been completed, the Developer has the option (the call option) to acquire HPP'89's interest in the Partnership for the greater of,
        (1) the excess of $5,750,000 over the total amount distributed to HPP'89 under the terms of the Partnership Agreement, or (2) the amount which would be distributed to HPP'89 upon a hypothetical sale of the Property for the appraised value.

       (b) After the call option expires, HPP'89 has a put right to require the Developer to purchase HPP'89's interest in the Partnership
        for   the amount  indicated in 3(a).  The Developer, provided it has met certain conditions defined in the agreement, shall have the right to locate a third party to purchase HPP '89's interest on behalf of the Developer at the terms noted in 3(a) and defined in the agreement. Cash from the sale or refinancing of the Property shall be distributed to repay any outstanding loans and related interest and then to the partners, as defined in the Partnership Agreement.



4.  Transactions with Related Parties and Commitment:

    Interest expense totaling $18,735 related to the Angel Note for the year ended December 31, 1996 has been included in interest payable at December 31, 1996.

    In November 1996, the Partnership entered into an agreement to pay EBAJV a monthly fee of $2,400 for partnership management services provided to the Partnership. Management fees for the year ended December 31, 1996 and accounts payable and accrued liabilities at December 31, 1996 include $4,800 in partnership management fees.

5.  Minimum Future Rentals under Operating Leases:

    The Partnership rents space to residential tenants principally under one year operating leases and to commercial tenants under operating leases of varying terms expiring through 2004. As of December 31, 1996, the Partnership had entered into fourteen commercial
    leases   covering approximately 81% (unaudited) of the building's net
    rentable  commercial space.   The Partnership's largest commercial
    tenant occupancies 23% of the commercial space at December 31, 1996, representing only 5.8% of the total square feet of the property.
    On  January  1, 1997, the Partnership enter into a three year commercial
    lease to lease an additional 1,090 square feet of commercial space.   As
    of February 28, 1997, the Partnership had approximately 84% (unaudited) of the building's net rentable commercial space leased.
    Certain commercial leases provide for reimbursement of real estate taxes and certain operating expenses. The approximate minimum future rentals to be received under the commercial leases for each of the next five years are as follows:

    Year Ending, December 31,

             1997                      $  197,536
             1998                         165,128
             1999                         140,088
             2000                          66,215
             2001                          54,690

     The above amounts do not include additional rentals that will become due as a result of escalation provisions in the commercial leases.


6.  Fair Value of Financial Instruments

The carrying amounts of cash, escrow deposits, rents and other receivables, accounts payable and accrued liabilities, tenant security deposits, and interest and other payables at December 31,
1996 and 1995 (unaudited)   approximate  their  fair  values  due  to
their   short maturities.  The fair value of the Partnership's
mortgage note payable and other notes payable at December 31, 1996 approximate their carrying amounts based on interest rate currently
available to the  Partnership for   similar     financing
arrangements.   The  fair   value               of   The
Partnership's mortgage note payable and other notes payable at December 31, 1995 totaled $6,040,000 (unaudited) based upon amounts accepted by lenders in full settlement of the amounts outstanding under the note payable. All financial investments are held for nontrading purposes.



              402 JULIA STREET ASSOCIATES LIMITED PARTNERSHIP


                       FINANCIAL STATEMENTS FOR THE

               YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

              402 JULIA STREET ASSOCIATES LIMITED PARTNERSHIP

                           FINANCIAL STATEMENTS

           FOR THE YEARS ENDED DECEMBER 31, 1996 , 1995 AND 1994




                             Table of Contents


                                                               Page

Independent Auditors' Report                                   F-54

Balance Sheets as of December 31, 1996 and 1995                F-55

Statements of Operations for the Years ended December 31,
  1996, 1995 and 1994                                          F-56

Statements of Changes in Partners' Equity (Deficit)
  for the Years ended December 31, 1996, 1995 and 1994         F-57

Statements of Cash Flows for the Years ended December 31,
  1996, 1995 and 1994                                          F-58

Notes to Financial Statements                                  F-59



                       INDEPENDENT AUDITORS' REPORT


The Partners
402 Julia Street Associates Limited Partnership
Quincy, Massachusetts

We have audited the accompanying balance sheet of 402 Julia Street Associates Limited Partnership (the Partnership) as of December 31, 1996. This financial statement is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

Because we were not engaged to audit the balance sheet as of December 31, 1995, or the statements of operations, changes in partners' equity
(deficit) and cash flows for each of the years in the three-year period ended December 31, 1996, we did not extend our auditing procedures to enable us to express an opinion on the financial position of 402 Julia Street Associates Limited Partnership as of December 31, 1995 or the results of its operations and cash flows for each of the years in the three-year period ended December 31, 1996. Accordingly, we express no opinion on them.

In our opinion, the balance sheet referred to in the first paragraph presents fairly, in all material respects, the financial position of 402 Julia Street Associates Limited Partnership as of December 31, 1996, in conformity with generally accepted accounting principles.


Lefkowitz, Garfinkel, Champi & DeRienzo P.C.


Providence, Rhode Island
February 21, 1997


              402 JULIA STREET ASSOCIATES LIMITED PARTNERSHIP

                              BALANCE SHEETS

                        DECEMBER 31, 1996 AND 1995


                                  ASSETS

                                                   1996          1995
                                                              (Unaudited)
INVESTMENT IN REAL ESTATE:
  Building and improvements                     $ 1,581,571   $ 1,581,571
  Land                                              132,800       132,800
  Furniture and fixtures                                  -        43,206
                                                  1,714,371     1,757,577
  Less accumulated depreciation                     276,512       274,005
                                                  1,437,859     1,483,572

CASH                                                 44,925        30,885

CASH, TENANT SECURITY DEPOSITS                       18,843        18,477

ACCOUNTS RECEIVABLE                                       -           377

REAL ESTATE TAX AND INSURANCE ESCROW                 13,087        13,067

REPLACEMENT RESERVE                                  20,100        16,500

DEFERRED FINANCING FEES, net of accumulated
  amortization (1996, $25,631; 1995, $21,108)        19,600        24,123

                                                $ 1,554,414    $1,587,001


                     LIABILITIES AND PARTNERS' EQUITY


MORTGAGE NOTE PAYABLE                           $ 1,015,553   $ 1,020,986

ACCOUNTS PAYABLE                                      4,625         9,250

ACCRUED INTEREST                                      8,463         8,508

SECURITY DEPOSITS                                    19,586        18,477

       Total liabilities                          1,048,227     1,057,221

COMMITMENTS (Notes 3 and 4)

PARTNERS' EQUITY                                    506,187       529,780

                                                $ 1,554,414   $ 1,587,001

              402 JULIA STREET ASSOCIATES LIMITED PARTNERSHIP

                         STATEMENTS OF OPERATIONS

           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                (UNAUDITED)


                                        1996         1995          1994
REVENUE:

  Rental income                       $ 241,273    $ 223,105    $ 226,664

  Interest and other income               7,815        7,540        9,624

                                        249,088      230,645      236,288


EXPENSES:

  Operating and administrative           24,362       22,706       23,082

  Management fees                        22,400       19,575       21,845

  Repairs and maintenance                26,830       28,938       26,025

  Utilities                               9,708       10,336       13,214

  Real estate taxes                       6,474        6,408        6,508

  Insurance                              12,362        9,917        8,514

  Depreciation and amortization          50,236       50,234       51,973

                                        152,372      148,114      151,161


INCOME FROM OPERATIONS                   96,716       82,531       85,127

INTEREST EXPENSE                        101,809      102,328      102,798


NET LOSS                               $ (5,093)    $(19,797)    $(17,671)


              402 JULIA STREET ASSOCIATES LIMITED PARTNERSHIP

            STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)

           FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                (UNAUDITED)



                                 Historic
                               Preservation
                                Properties
                               1989 Limited                 Limited
                               Partnership    Developers    Partners       Total
BALANCE,  December 31, 1993   $    396,553 $     213,098  $     (31)     $ 609,620

DISTRIBUTIONS                            -       (23,872)         -        (23,872)

NET    LOSS,    1994               (11,545)       (6,126)         -        (17,671)

BALANCE,  December 31, 1994   $    385,008 $     183,100  $     (31)     $ 568,077

DISTRIBUTIONS                            -       (18,500)         -        (18,500)

NET    LOSS,    1995               (12,934)       (6,863)         -        (19,797)

BALANCE,  December 31, 1995   $    372,074       157,737  $     (31)     $ 529,780

DISTRIBUTIONS                            -       (18,500)         -        (18,500)

NET    LOSS,    1996                (3,327)       (1,766)         -         (5,093)

BALANCE,  December 31, 1996   $    368,747    $  137,471  $     (31)     $ 506,187


          402 JULIA STREET ASSOCIATES LIMITED PARTNERSHIP


                 STATEMENTS OF CASH FLOWS

        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                          (UNAUDITED)


                                          1996         1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net  loss                          $  (5,093)   $ (19,797)  $  (17,671)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation and amortization         50,236       50,234       51,973
     (Inc) Dec in  accounts  receivable      377         (370)       1,583
     Inc (Dec)  in  accounts  payable     (4,625)       4,625            -
     Inc in  tenant  sec  dep,  net          743            -          866
    Decrease in accrued interest             (45)         (41)         (37)
    Increase in tax and insurance escrow and
      replacement reserve                 (3,620)      (4,712)      (3,272)

   Net  cash  provided  by oper activ     37,973       29,939       33,442

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal  pymts on mortg note pay     (5,433)      (4,918)      (4,452)
  Distributions                          (18,500)     (18,500)     (23,872)

  Cash used in financing activities      (23,933)     (23,418)     (28,324)

NET INCREASE IN CASH                      14,040        6,521        9,743

CASH BALANCE AT BEGINNING OF YEAR         30,885       24,364       14,621

CASH BALANCE AT END OF YEAR              $44,925     $ 30,885      $24,364

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                $101,854     $102,369     $102,835

(1)  ORGANIZATION

            402 Julia Street Associates Limited Partnership (the Partnership), a Delaware limited partnership, was formed on July 25, 1989 to acquire a 19,000 square foot site and the building situated thereon in New Orleans, Louisiana, and rehabilitate the building into 24 residential units and approximately 3,500 net rentable square feet of commercial space known as the Loft (the Property). The Partnership is owned by Historic Preservation Properties 1989 Limited Partnership (HPP 1989) as a general partner (65.33%), by Henry M. Lambert and R. Carey Bond (the Developers) as a general partner (34.66%), and by John D. Lambert III (the Limited Partner) as a limited partner (.01%). The rehabilitation construction was substantially completed in December 1989 and the property was placed in service on December 29, 1989.

(2)  SIGNIFICANT ACCOUNTING POLICIES

     Basis of Accounting

           The  Partnership's  financial statements  are  prepared  on  the
accrual   basis  of  accounting  in  accordance  with  generally   accepted
accounting principles.

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

     Investment in Real Estate

           Investment in real estate is held for lease and stated at cost. During the construction period, all carrying costs, principally real estate taxes and interest, were capitalized. Depreciation is provided over the estimated economic useful lives of the assets using the straight-line method.

     Deferred Financing Fees

           Deferred financing fees relating to the financing of the Partnership's mortgage note payable are being amortized on a straight-line basis over the term of the note.

(2)  SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Revenue Recognition

          Revenue from residential and commercial units, principally under short-term operating leases, is recorded when due.

     Income Taxes

            No provision (benefit) for income taxes is reflected in the accompanying financial statements of the Partnership. All of the Partnership's partners are required to report on their tax returns their allocable share of income, gains, losses, deductions and credits determined on a tax basis.

(3)  MORTGAGE NOTE PAYABLE

          In April 1991,the Partnership issued a $1,040,000 mortgage note to a lender to pay off a construction loan. The note bears interest at 10.0% and amortizes over a 35-year schedule. The note requires monthly payments of principal and interest, real estate tax and insurance escrow deposits, and replacement reserve deposits of $8,941, $1,791 and $300,respectively. The note matures in May 2001, at which time all unpaid principal and accrued interest is due.

          The annual maturities of the mortgage note for each of the next five years are as follows:

          Year Ending December 31,             Amount

                  1997                       $  6,002
                  1998                          6,630
                  1999                          7,325
                  2000                          8,091
                  2001                        987,505

           The mortgage note is secured by the Partnership's property, rents and assignment of leases.

(4)  TRANSACTIONS WITH RELATED PARTY AND COMMITMENTS

           The Partnership entered into a property management and lease broker agreement with a company owned by the Developers. The initial term of the agreement expired July 31, 1993, and, as defined in the agreement, continues until terminated by either party.This affiliate manages the Property for a fee equal to 6% of gross rental receipts and serves as the lease broker for a fee equal to one half of one month's rent for each lease signed. For the years ended December 31, 1996, 1995 and 1994, fees paid to the affiliate under this agreement totaled $22,400, $19,575 (unaudited) and $21,845 (unaudited), respectively.

          The Partnership reimbursed to an affiliate certain payroll expenses which totaled $4,891,$5,237 (unaudited) and $8,366 (unaudited) for the years ended December 31, 1996, 1995 and 1994, respectively.

(5)  MINIMUM FUTURE RENTALS UNDER COMMERCIAL OPERATING LEASES

           Future minimum rentals to be received in cash under the terms of commercial operating leases, excluding reimbursement for real estate taxes and certain operating expenses, are as follows for the years ending December 31:

                         1998           $26,460
                         1999             9,480

                                        $ 35,940

          At December 31, 1996, the Partnership has leased 100% of its residential units and commercial space.

(6)  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash, accounts receivable, real estate tax and insurance escrow, replacement reserve, accounts payable,security deposits and accrued interest approximate their fair values at December 31, 1996 and 1995 (unaudited) due to their short maturities. The fair value of the mortgage note payable at December 31, 1996 and 1995 (unaudited) approximates its carrying amount based on the interest rates currently available to the Partnership for similar financing arrangements. All financial instruments are held for non-trading purposes.