Form 10-Q
period 1997-03-31
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 1997-05-15
CIK 839614

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549

                           FORM 10-Q

[X]  Quarterly  Report Pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the quarter ended    March  31, 1997
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

                           FORM 10-Q

                         MARCH 31, 1997

                       TABLE OF CONTENTS







PART  I  -  FINANCIAL INFORMATION

     Financial Statements

       Balance Sheets                                        3

       Statements  of Operations                             4

       Statements of Partners' Equity (Deficiency)           5

       Statements of Cash  Flows                             6

       Notes to Financial Statements                         7-13

      Management's Discussion and Analysis of Financial
              Condition and Results of Operations           14-16

PART II -  OTHER INFORMATION                                17

      Signatures                                            18




        HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                             BALANCE SHEETS

                  MARCH 31, 1997 AND DECEMBER 31, 1996



                                                1997         1996
                                             (Unaudited)

                                  ASSETS


INVESTMENTS  IN
    INVESTEE ENTITIES                        $  4,049,926  $  4,097,336
   Less  reserve  for  realization
    of investments in  Investee  Entities      (3,469,267)   (3,469,267)
                                             _____________ _____________

                                                  580,659       628,069


CASH AND CASH EQUIVALENTS                         170,229       163,316
OTHER ASSETS                                       75,155       101,155
                                             _____________ _____________
                                               $  826,043     $ 892,540
                                             ============= =============


                     LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Accounts payable                             $    5,215     $   3,734
  Accrued expenses and other liabilities           22,250        42,110
                                              ____________ _____________
          Total liabilities                        27,465        45,844
                                              ____________ _____________
COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY:
  Limited Partners' Equity-Units of Investor Limited
     Partnership Interest, $1,000 stated value
      per  Unit-Issued  and outstanding
       26,588  units                             1,021,928    1,069,565
     General Partner's equity (deficiency)        (223,350)    (222,869)
                                             _____________   ___________
             Total    partners'   equity           798,578      846,696
                                             _____________   ___________
                                             $     826,043   $  892,540
                                             ==============  ===========




     The accompanying notes are an integral part of these financial statements.

        HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                        STATEMENTS OF OPERATIONS

           FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                               (UNAUDITED)



                                                1997         1996

REVENUES:
  Rental  income                          $         -   $   533,027
  Interest and other income                     2,276        12,347
                                          ____________  ____________

                                                2,276       545,374
                                          ____________  ____________
EXPENSES:
  Operating and administrative                 32,344        36,863
  Professional fees                             9,500        14,895
  Depreciation  and amortization                    -       124,804
  Property operating expenses
    Payroll services                                -        52,597
    Utilities                                       -        84,691
    Real estate taxes                               -        85,698
    Other operating                                 -        87,266
                                           ___________   ___________
                                               41,844       486,814
                                           ___________   ___________

                                              (39,568)       58,560



PROVISION FOR IMPAIRMENT OF REAL ESTATE AT
    TRANSFER OF OWNERSHIP INTEREST IN REAL
    ESTATE     TO    INVESTEE    ENTITY              -   (8,437,963)
                                           ____________  ___________


LOSS FROM OPERATIONS                           (39,568)  (8,379,403)

INTEREST EXPENSE                                  (140)    (507,513)

EQUITY IN INCOME (LOSS) OF INVESTEE ENTITY      (8,410)       6,970

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT         -    9,182,017
                                            ___________  ___________
NET INCOME (LOSS)                           $  (48,118)  $  302,071
                                            ___________  ___________
NET INCOME (LOSS) ALLOCATED
      TO GENERAL PARTNER                    $     (481)  $    3,021
                                            ___________  ___________
NET  INCOME  (LOSS) ALLOCATED
      TO LIMITED PARTNERS                   $  (47,637)  $  299,050
                                            ___________  __________
NET INCOME (LOSS) PER UNIT OF INVESTOR
       LIMITED PARTNERSHIP INTEREST, BASED ON
       26,588   UNITS  OUTSTANDING          $    (1.79)  $    11.25
                                            ___________  __________

     The accompanying notes are an integral part of these financial statements.

       HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

              STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)

             FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND

                  FOR THE YEAR ENDED DECEMBER 31, 1996

                               (UNAUDITED)



                               Units of
                               Investor          Investor
                               Limited           Limited       General
                               Partnership       Partners'     Partner's
                               Interest          Equity        (Deficiency)   Total
BALANCE,  December  31, 1995      26,588     $   600,455   $    (227,607)   $ 372,848

     Net  loss                         -         469,110           4,738      473,848
                               _________     ___________   ______________   _________
BALANCE,  December  31, 1996      26,588       1,069,565        (222,869)     846,696

     Net   income                      -         (47,637)           (481)    (48,118)
                               _________     ___________   ______________   _________
BALANCE,  March 31, 1997          26,588     $ 1,021,928   $    (223,350)   $798,578
                               _________     ___________   ______________   _________







     The accompanying notes are an integral part of these financial statements.

        HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                        STATEMENTS OF CASH FLOWS

           FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                               (UNAUDITED)

                                            1997          1996

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                      $(48,118)     $           302,071
 Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) operating activities:
      Depreciation and amortization             -                 124,804
         Amortization  of discount
         on mortgage payable                    -                 233,893
    Provision for impairment of real
      estate at transfer of
      ownership interest in real estate
      to investee entity                        -               8,437,963
    Extraordinary gain on
      extinguishment of  debt                   -              (9,182,017)
    Deferred interest expense added to
      the principal of mortgage payable         -                  78,237
    Equity  in  (income)  loss  in
      investee  entity                      8,410                  (6,970)
    Decrease (increase) in other assets    26,000                 (14,227)
    Increase (decrease) in accounts
      payable                               1,481                  (2,508)
    Increase (decrease) in accrued
      expenses and other liabilities      (19,860)                 73,550
                                         __________              _________
    Net cash provided by (used in)
         operating   activities           (32,087)                 44,796
                                         __________              _________
CASH FLOWS FROM INVESTING ACTIVITIES:
     Distributions from investee entity    39,000                       -
     Purchase of furniture and  equipment                          (2,694)
     Cash payment at transfer of ownership
       interest in investment in real
       estate to investee entity                -                (679,567)
                                         _________               _________
           Net cash provided by (used in)
           investing   activities          39,000                (682,261)
                                         _________               _________
NET INCREASE (DECREASE) IN CASH             6,913                (637,465)

CASH, BEGINNING OF PERIOD                 163,316                 788,602
                                         _________               _________
CASH, END OF PERIOD                      $170,229                $151,137
                                         _________               _________


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid for interest               $      -                $169,535
                                         _________               _________



  The accompanying notes are an integral part of these financial statements.

         HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                       NOTES TO FINANCIAL STATEMENTS

                 FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                (UNAUDITED)


(1)  Organization and General  Partner - BHP

     Historic Preservation Properties 1989 Limited Partnership (HPP'89) was formed on September 1, 1988 under the Delaware Revised Uniform Limited Partnership Act. The purpose of HPP'89 is to invest in a diversified portfolio of real properties, for which certain costs of rehabilitation have qualified for rehabilitation tax credits (Rehabilitation Tax Credits).

      The general partner of HPP'89 is Boston Historic Partners Limited Partnership (BHP), a Massachusetts limited partnership. BHP was formed in November 1986 for the purpose of organizing, syndicating and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships). As of March 31, 1997, BHP had established three such partnerships, including HPP'89.

(2)  Basis of Presentation

      The accompanying unaudited financial statements of HPP'89 have been prepared in accordance with generally accepted accounting principles for interim financial information and generally with instructions to Form 10-Q and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1996 for HPP'89, as filed with the Securities and Exchange Commission.

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

      HPP'89's current allocable percentage of operating income and/or losses in the Investee Entities ranges from 50% to 99%. Each of the Investee Entities' agreements is different but, in general, provides for a sharing of management duties and decisions among HPP'89 and the respective local general partners or other managing members, and certain priorities to HPP'89 with respect to return on and return of invested capital. Significant Investee Entity decisions require the approval of both HPP'89 and the local general partners or other managing members. In addition, each Investee Entity has entered into various agreements with its local general partners or members, or their affiliates, to provide development, management and other services, for which the local general partners or other members (or their affiliates), are paid fees by the respective Investee Entity.

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

         HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                 FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                (UNAUDITED)


 (3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

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

      Rehabilitation Tax Credits generated by Jenkins Court and previously allocated to HPP'89's Limited Partner totaled $2,799,919. The transfer of deed and title of the property to the mortgage holder resulted in a recapture of Rehabilitation Tax Credits in 1995 of $42,229 (unaudited) to HPP'89, of which $41,807 (unaudited) was allocated to the Limited Partners of HPP'89. Tax credits allocated to the Limited Partners of HPP'89 totaling $2,758,113 (unaudited) were vested on or before June 15, 1995. Therefore, 98.5% (unaudited) of the Limited Partners' tax credits were vested prior to the loss of the property.

      Although Jenkins Court no longer owns its investment property and no longer has property operations after August 31, 1995, the Jenkins Court partnership will remain in existence until the resolution of certain partnership assets and liabilities. Partnership assets include approximately $312,000 of unsecured receivables from the developer and its affiliates which have been fully reserved for as of December 31, 1996; partnership liabilities include approximately $94,000 of trade payables which have been fully reserved for as of December 31, 1996 since HPP'89 does not believe such amount will be recourse to HPP'89, as well as a $250,000 default loan and accrued interest thereon which had been provided by HPP'89 and secured by the developer's interest in an unaffiliated limited partnership.

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

      402 Julia Street Associates Limited Partnership (402 Julia) is a Delaware limited partnership formed on July 25, 1989 to acquire, construct, rehabilitate, operate and manage a 19,000 square foot site and the building situated thereon and to rehabilitate the building into 24 residential units and approximately 3,500 net rentable square feet of commercial space located thereon at 402 Julia Street, New Orleans, Louisiana. At March 31, 1997, 402 Julia had leased 100% of its residential units and commercial space.

     HPP'89 originally contributed $775,000 to the capital of 402 Julia and owns a general partnership interest therein. HPP'89's original investment in 402 Julia represented approximately 4% of the aggregate amount which HPP'89 has contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan Building.

      Rehabilitation Tax Credits generated by 402 Julia and previously allocated to HPP'89's Limited Partners totaled $248,796 since inception. As of March 1, 1995, 100% of these credits were fully vested.

       On September 16, 1993, HPP'89 sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. HPP'89's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale required an initial payment of $100,000, which was received in September 1993, and requires annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. A total of $74,500 remains uncollected as of March 31, 1997 and is secured by the interest sold to the developer general partner.


         HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                 FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                (UNAUDITED)


(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

     For the three months ended March 31, 1997, HPP'89 recorded net income of $2,281 as well as amortization of $813, from 402 Julia.

      Portland Lofts Associates Limited Partnership (Portland Lofts) is a Delaware limited partnership formed on August 8, 1989 to acquire, construct, rehabilitate, operate and manage three buildings containing 107 residential units including ground floor space useable as either commercial space or as home/studio space for artists, located at 555 Northwest Park Avenue in Portland, Oregon. At March 31, 1997, Portland Lofts had leased approximately 88% of its residential units and approximately 81% of its net rentable commercial space resulting in a combined occupancy of 86% for the property.

     HPP'89 contributed $3,820,000 through March 31, 1997 to the capital of Portland Lofts and owns a general partnership interest therein. HPP'89's investment in Portland Lofts represents approximately 21% of the aggregate amount which HPP'89 originally contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan Building.

      Rehabilitation Tax Credits generated by Portland Lofts and  allocated
to  HPP'89's  Limited Partners totaled $1,775,571 since inception.   As  of
April 1, 1996, 100% of these tax credit were fully vested.

      On June 20, 1996, Portland Lofts issued a promissory mortgage note to a bank in the amount of $5,625,000 and a promissory note to one of its general partners in the amount of $340,000 to provide sufficient funds to pay in full the previous mortgage holder an agreed upon settlement amount of $5,400,000 for all outstanding debt, as well as a $400,000 note payable to a separate lender, and all related closing costs. The transaction resulted in an extraordinary gain on extinguishment of debt of $1,656,579.

      In 1990, HPP'89 had reserved against its investment in Portland Lofts reducing such investment to zero due to the substantial doubt that Portland Lofts may not be able to continue as a going concern. Due to the debt settlement and refinancing completed in June 1996, Portland Lofts is expected to continue as a going concern. Generally, under the equity method of accounting, an investment may not be carried below zero. Accordingly, since the Portland Lofts Investment was fully reserved for, HPP'89 had cumulative unrecorded losses of $1,325,926 at December 31, 1995. Principally a result of the extraordinary gain on extinguishment of debt, Portland Lofts generated net income of $1,547,514 for the year ended December 31, 1996 of which HPP'89 has been allocated $1,532,039. Consequently, in 1996, HPP'89 was able to recover all of its cumulative unrecorded losses from Portland Lofts and recognize income in equity from its investment in Portland Lofts. For the three months ended March 31, 1997, HPP'89 recorded a net loss of $35,498 and cash distributions of $39,000 from Portland Lofts.

      The Cosmopolitan at Mears Park, LLC (TCAMP) On December 18, 1989, HPP'89 acquired the Cosmopolitan Building containing 255 residential units and approximately 2,200 square feet of commercial space. The building was renovated, and certain renovation costs qualified for Rehabilitation Tax Credits. HPP'89 purchased the Cosmopolitan Building for one dollar and assumed mortgage indebtedness with a face value of $22,500,000. In accordance with the terms of the Purchase and Sale Agreement, HPP'89 paid $5,000,000 at the closing which was used to repay a portion of the outstanding mortgage loan principal.

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

       Rehabilitation Tax Credits generated by the purchase of the Cosmopolitan Building and previously allocated to HPP'89's Limited Partners totaled $4,307,491 since inception. As of December 1, 1994, 100% of these tax credits were fully vested.

       Effective March 15, 1996, HPP'89 contributed the Cosmopolitan Building, and certain other assets and liabilities, to TCAMP (a Delaware
limited  liability  company) for a 50% ownership  interest.   Concurrently,
another  member  contributed $650,000 cash to TCAMP  for  a  50%  ownership
interest.   Simultaneously, TCAMP issued a mortgage note in the  amount  of
$7,000,000, the proceeds of which along with the $650,000 contributed cash were used to settle in full HPP'89's mortgage note payable related to the
Cosmopolitan  Building.   The fair value of the Cosmopolitan  Building  and
other  assets  contributed  by  HPP'89  approximated  the  fair  value   of
liabilities transferred to TCAMP by HPP'89 and the amount paid by TCAMP to settle in full HPP'89's mortgage note payable related to the Cosmopolitan Building. This transaction resulted in a provision for impairment of real estate of $8,437,963 to recognize a reduction to fair value at the date of contribution to TCAMP and an extraordinary gain on debt extinguishment of $9,182,017 to recognize the difference between the amount outstanding under the mortgage payable and the amount accepted by the lender from TCAMP in full settlement.


         HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                 FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                (UNAUDITED)


(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

Distributions from TCAMP to HPP'89 and the other members are subject to the order of distributions as specified in the Operating Agreement of TCAMP. To the extent that HPP'89 accumulates operating reserve amounts greater than $140,000 at the end of any fiscal year, HPP'89 is required to contribute to TCAMP, such excess amounts as additional capital contributions.

      For the three months ended March 31, 1997, HPP'89 recorded net income of $25,620 from TCAMP. Distributions in excess of net income and HPP'89's original equity investment totaling $65,866 were recorded as equity income from Investee Entities for the year ended December 31, 1996.

      HPP'89's investments in the Investee Entities at March 31, 1997 and December 31, 1996 are summarized as follows:

Cumulative:                              1997            1996
                                     (Unaudited)      (Audited)

Investments and advances made in
   cash                             $   4,845,000    $   4,845,000
Evaluation and acquisition costs          835,709          835,709
Interest  capitalization  and  other       39,615           39,615
   costs
Equity   in   losses   of   Investee   (1,221,541)     (1,213,944)
   Partnerships
Reserves    for    realization    of   (3,469,267)     (3,469,267)
   investments
Amortization of certain costs             (44,037)        (43,224)
Distributions received from Investee
   Entities                              (163,200)       (124,200)
Sale   of  one  third  interest   of
   Investee Partnership                  (241,620)       (241,620)
                                     _____________   _____________

                                     $    580,659    $    628,069
                                     ____________    _____________

      The above summary of HPP'89's investments in Investee Entities does not include the investment in and accumulated activities of Jenkins Court.

      The equity in loss of Investee Entities reflected in the accompanying statements of operations includes net allocated loss of $7,597 (unaudited) for the three months ended March 31, 1997, and annual amortization of certain costs of $813 for the three months ended March 31, 1997.


      Summary combined balance sheets of the four Investee Entities as of March 31, 1997 and December 31, 1996, as well as summary combined statements of operations for the three months ended March 31, 1997 and 1996 are as follows. Certain balances for 1996 have been reclassified to conform to their 1997 presentation.


                       COMBINED BALANCE SHEETS

                                ASSETS

                                           1997          1996
                                        (Unaudited)   (Audited)

Buildings  and improvements,  (net  of
  accumulated depreciation $2,534,904,
  1997; $2,350,515, 1996)               16,255,192    16,382,387
Land                                     2,041,326     2,041,326
Other assets (net of accumulated
  amortization $ 50,727, 1997;
  and $47,543,1996)                        445,513       711,942
Cash                                       475,232       296,895
                                      ____________  ____________
         Total assets                 $ 19,217,263  $ 19,432,550
                                      ____________  ____________



         HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                 FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                (UNAUDITED)


(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)


                   LIABILITIES AND PARTNERS' EQUITY


                                           1997          1996
                                        (Unaudited)   (Audited)

Liabilities:
    Mortgage and notes payable          13,528,187    13,564,967
    Other liabilities                      817,670       743,804
                                       ___________  ____________
    Total liabilities                   14,345,857    14,308,771
                                       ___________  ____________
Partners' equity:
    HPP'89                               3,593,708     3,640,377
    Other partners                       1,277,698     1,483,402
                                       -----------  ------------
Total partners' equity                   4,871,406     5,123,779
                                       -----------  ------------
Total liabilities and partners' equity $19,217,263   $19,432,550
                                       ===========   ===========

Members' equity in TCAMP has been classified as partners' equity in the combined balance sheets.


                  COMBINED STATEMENTS OF OPERATIONS

                                            1997          1996
                                         (Unaudited)   (Unaudited)
Revenue:
    Rental revenue                           896,601       354,982
    Interest  and  other income               13,719        11,220
                                          ----------   -----------
                                            910, 320       366,202
Expenses:
    Interest expense                         293,376       189,050
    Depreciation and amortization            152,037        85,331
    Operating expenses                       446,032       105,677
                                          ----------   -----------
                                             891,445       380,058
                                          ----------   -----------
Net income (loss)                             18,875       (13,856)
                                          ----------   -----------
Net income  (loss) allocated to HPP'89        (7,598)      (17,729)
Net  income  allocated  to                ----------   -----------
    other partners                            26,473         3,873
                                          ==========   ===========

Operations of the Cosmopolitan Building are included in the Partnership's Statements of Operations for the quarter ending March 31, 1997.




         HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                 FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                (UNAUDITED)


(4)  Mortgage Payable and Restricted Cash

       The mortgage HPP'89 assumed relating to its purchase of the Cosmopolitan Building had an original maturity date of December 18, 1999 and a contract interest rate of 7%.

      In December 1992, the Cosmopolitan's original mortgage lender was purchased by Mellon Bank, N.A., referred to as the holder. The holder, as of December 31, 1995, continued to service the mortgage loan and hold escrowed funds.

      In accordance with the terms of the original mortgage agreement related to the Cosmopolitan, HPP'89 was required to establish an interest bearing operating account (Operating Account) with the mortgage lender for the Cosmopolitan in the initial amount of $1,000,000 to be utilized for operating deficit and certain property expenditures. An additional $1,000,000 was added to this account on January 15, 1990.

      On January 5, 1995, HPP'89 consummated the Second Amendment to the Loan Agreement (Second Amendment) with the holder by which HPP'89 received an option to buy the mortgage note for the fair market value of the property. In exchange, HPP'89 paid down approximately $1,311,000 from the Operating Account to the outstanding mortgage balance, and the maturity date of the note was reduced from December 18, 1999 to December 18, 1996. Also, as part of the Second Amendment, HPP'89 received payment of approximately $286,000 of interest that had been earned in the Operating Account. As discussed below, HPP'89 was paid the $123,000 remaining in the Operating Account on March 15, 1996, the date of purchase of the mortgage note.

      For financial reporting purposes, the original discount on the mortgage note payable was recorded to reflect an effective interest rate of 10% over the life of the loan. Due to the advancement of the maturity date, as discussed below, the effective interest rate was amended on January 1, 1995 to 14.04% to amortize the remaining discount over the remaining life of the mortgage note. Amortization of the discount amounted to $233,893 for 1996 (unaudited), and as recorded as interest expense.

       Effective March 15, 1996, HPP'89 contributed the Cosmopolitan Building, and certain other assets and liabilities, to TCAMP for a 50% ownership interest. Concurrently, another member contributed $650,000 cash to TCAMP for a 50% ownership interest. Simultaneously, TCAMP issued a mortgage note in the amount of $7,000,000, the proceeds of which along with the $650,000 contributed cash were used to settle in full HPP'89's mortgage note payable related to the Cosmopolitan Building. The fair value of the Cosmopolitan Building and other assets contributed by HPP'89 approximated the fair value of liabilities transferred to TCAMP by HPP'89 and the amount paid by TCAMP to settle in full HPP'89's mortgage note payable related to the Cosmopolitan Building. This transaction resulted in a provision for impairment of real estate of $8,437,963 to recognize a reduction to fair value at the date of contribution to TCAMP and an extraordinary gain on debt extinguishment of $9,182,017 to recognize the difference between the amount outstanding under the mortgage payable and the amount accepted by the lender from TCAMP in full settlement.

(5)  Transactions With Related Parties and Commitments

      In July 1993, HPP'89 engaged Portfolio Advisory Services, Inc. (PAS), corporate general partner of BHP, to provide asset management, accounting, and investor services to HPP'89. PAS performed such services for no fee, but was reimbursed for all operating costs of providing such services. This agreement was extended until September 30, 1995. For the period January 1, 1995 to September 30, 1995 PAS was reimbursed approximately $68,000 (unaudited) for asset management, accounting and investor services to HPP'89.

      On  October  1, 1995, HPP'89 engaged Claremont Management Corporation
(CMC), an unaffiliated Massachusetts corporation, to provide asset management, accounting and investor services. CMC provides such services for an annual management fee of $67,200 plus reimbursement of all its costs providing these services. The initial term of the contract with CMC extends until June 30, 1997, and is automatically extended on a yearly basis unless otherwise terminated as provided for in the agreement. For the three months ending March 31, 1997 and 1996, CMC was reimbursed $12,184, and $16,173, respectively, for operating costs.

      On November 1, 1995, HPP'89 entered into a management agreement with CMC, expiring June 30, 1997, to manage the Cosmopolitan Building. CMC's management agreement requires the payment of management fees equal to the greater of $5,200 monthly or 4% of gross receipts as defined in the agreements. For the period January 1, 1996 through March 15, 1996, and for the period November 1, 1995 through December 31, 1995, CMC was paid




         HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                 FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                (UNAUDITED)


(5)  Transactions With Related Parties and Commitments (Continued)

$21,940 and $14,400, respectively, in property management fees. The CMC management agreement also required the Cosmopolitan to maintain with CMC at all times an Operating Account in the amount of $100,000 and a Contingency Reserve Account in the amount of $50,000 for the benefit of the Cosmopolitan. On March 15, 1996 when HPP'89 contributed the property to TCAMP, the property management contract between HPP'89 and CMC was terminated and TCAMP directly engaged CMC under similar management fee terms.

(6)  Fair Value of Financial Instruments

      The fair values of cash and cash equivalents, accounts payable, and accrued expenses and other liabilities at March 31, 1997 and December 31, 1996 approximate their carrying amounts due to the short maturities.





         HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATION

                              MARCH 31, 1997

                                (UNAUDITED)


    Liquidity and Capital Resources. The Partnership terminated its offering of Units on December 29, 1989, at which time Limited Partners had purchased 26,588 Units, representing gross capital contributions of $26,588,000. The Partnership originally invested an aggregate of
$11,158,064 in three Investee Entities which owned or acquired real properties, the rehabilitation of which qualified for Rehabilitation Tax Credits. The Partnership also originally invested $5,000,000 in real property that the Partnership had purchased directly and was required to place a total of $2,000,000 in an escrow account with the mortgage lender for this property for the purpose of funding operating deficits.

   Such amounts originally contributed represent approximately 100% of the Limited Partners' capital contributions after deduction of selling commissions, organizational and sales costs, acquisition fees and reserves. The Partnership does not expect to make any additional investments in new real estate.

    As further discussed under Results of Operations, effective March 15 1996, HPP'89 contributed the Cosmopolitan Building and certain other assets and liabilities to The Cosmopolitan at Mears Park, LLC (TCAMP) (a Delaware limited liability company) for a 50% ownership interest in TCAMP.

    As further discussed under Results of Operations, on August 31, 1995 Jenkins Court negotiated with the mortgage holder to transfer the deed and the title of the property to the mortgage holder, in lieu of foreclosure.

    As further discussed under Results of Operations, on June 20, 1996 Portland Lofts obtained alternative financing to fully satisfy its mortgage note and other significant debt obligations.

    The short term liquidity of the Investee Entities, with the exception of Jenkins Court, depends on their ability to generate sufficient rental income to fund operating expenses and debt service requirements. Both TCAMP and Portland Lofts have stabilized operations after the effects of their recent respective refinancings. Portland Lofts is expected to generate cash flow to HPP'89 in 1997. During the three months ended March 31, 1997, the Partnership received $39,000 from Portland Lofts. During 1996, the Partnership received distributions from Portland Lofts and TCAMP totaling $26,000 and $98,200, respectively.

    HPP'89's cash is used primarily to fund general and administrative expenses of operating the public fund. After the contribution of the Cosmopolitan to TCAMP, the Partnership's only source of short term liquidity is from distributions received from Investee Entities. The Partnership expects to fund its expenses with cash flow distributions from Portland Lofts and, if required, from TCAMP. As of March 31, 1997 and
December 31, 1996, the Partnership had $170,229 and $163,316 of total cash, of which $70,695 and $63,641, respectively, was not insured by the Federal Deposit Insurance Corporation.

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

    Results of Operations. The Partnership generated net loss, under generally accepted accounting principles, of $48,118 for the three months ended March 31, 1997, including its allocable share of loss from Investee Entities of $8,410. The Partnership's allocable share of operating income and/or losses in the Investee Entities range from 50% to 99%. Net loss allocated from the Investee Entities to the Partnership represents a loss from Portland Lofts of approximately $35,500, amortization of approximately $800, as well as income from 402 Julia and TCAMP of approximately $2,300 and $25,600, respectively.

    Effective March 15, 1996, HPP'89 contributed the Cosmopolitan Building, and certain other assets and liabilities, to TCAMP for a 50% ownership interest. Concurrently, another member contributed $650,000 cash to TCAMP for a 50% ownership interest. Simultaneously, TCAMP issued a mortgage note in the amount of $7,000,000 the proceeds of which along with the $650,000 contributed cash, were used to settle in full HPP'89's mortgage note payable related to the Cosmopolitan Building. The fair value of the Cosmopolitan Building and other assets contributed by HPP'89 approximately the fair



         HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATION (CONTINUED)

                              MARCH 31, 1997

                                (UNAUDITED)


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

    As a result of the contribution of the Cosmopolitan to TCAMP for a 50% ownership interest in TCAMP, HPP'89 will no longer have operations including depreciation and amortization directly due to real estate activity. As of the date of contribution, the Partnership accounts for its investment in TCAMP under the equity method of accounting.

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

    On May 21, 1996, Portland Lofts and the holder of its mortgage note and an unsecured note entered into a Settlement Agreement (the Agreement) to resolve the claims concerning these notes. According to the Agreement, Portland Lofts was allowed until July 31, 1996 to pay $5,400,000 to the note holder for full satisfaction of the mortgage note and the unsecured note. On June 20, 1996, Portland Lofts obtained alternative financing from a new mortgage holder and one of its general partners to pay in full the mortgage note, an unsecured note, as well as another note payable to a separate lender. The transaction resulted in a gain of extinguishment of debt of $1,656,579.

    In 1990, the Partnership fully reserved against its investment in Portland Lofts, due to the substantial doubt it would continue as a going concern. Generally, under the equity method of accounting, an investment may not be carried below zero. Accordingly, since the Portland Lofts investment was fully reserved for, the Partnership had cumulative unrecorded losses of $1,325,926 as of December 31, 1995. Portland Lofts generated net income of $1,547,514 in 1996, principally as a result of an extraordinary gain on extinguishment of debt, of which HPP'89 has been allocated $1,532,039. This allocated net income allowed HPP'89 to recover all of its cumulative unrecorded losses from Portland Lofts. HPP'89's income in equity recognized in 1996, totaled $206,113 before distributions and after the recovery of cumulative unrecorded losses. For the three months ended March 31, 1997, HPP'89 recorded a net loss of $35,498 and cash distributions of $39,000 from Portland Lofts.

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

    402 Julia has had better than 90% occupancy levels since July 1990 and was 100% leased at March 31, 1997. This 24 unit residential building has benefited from a relatively strong market in the warehouse district of New Orleans.

    TCAMP  had  leased  100% of its units at March 31, 1997,  and  has  met occupancy projections. This 255 unit property operates in a very competitive lowertown St. Paul market and has been leased above 90% since 1992.

    As of March 31, 1997, Portland Lofts had approximately 88% occupancy of residential units and 81% occupancy of net rentable commercial space for a combined occupancy of approximately 86%.


         HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATION (CONTINUED)

                              MARCH 31, 1997

                                (UNAUDITED)


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

                              MARCH 31, 1997



Item 1.        Legal Proceedings

          The Partnership is not a party to, to the best knowledge of the General Partner, any material pending legal proceedings.

          To the best knowledge of the General Partner, Jenkins Court Associates L.P., Portland Lofts Associates L.P., 402 Julia Street
Associates
          L.P. nor The Cosmopolitan at Mears Park, LCC are not currently subject to any material pending legal proceedings.

Item 2.        Changes in Securities - Not applicable.

Item 3.        Defaults Upon Securities - Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders - Not applicable.

Item 5.        Other Information - Not applicable.

Item 6.        Exhibits and Reports from Fork 8-K

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

                      HISTORIC PRESERVATION PROPERTIES 1989
                      LIMITED PARTNERSHIP

                      By: Boston Historic Partners Limited Partnership General Partner

                           By:  Portfolio Advisory Services, Inc.
                                General Partner

Date:   May  1,  1997      By:  /s/  Terrence P. Sullivan
                                     Terrence P. Sullivan,
                                     President

                           and


Date:  May 1, 1997         By:  /s/  Terrence P. Sullivan
                                     Terrence P. Sullivan,
                                     General Partner



