Form 10-Q
period 1997-06-30
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 1997-08-14
CIK 839614

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, DC  20549

	FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 For the quarter ended    June 30, 1997
			 or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

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


Voting stock held by non-affiliates of the registrant:  Not Applicable

	HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

	FORM 10-Q

	JUNE 30, 1997

	TABLE OF CONTENTS







PART  I  -  FINANCIAL INFORMATION

	Financial Statements

		Balance Sheets

		Statements of Operations							                   4

		Statements of Partners' Equity (Deficiency)				 	 5

		Statements of Cash Flows					 		                  6

		Notes to Financial Statements						               7-12

	 Management's Discussion and Analysis of Financial
          Condition and Results of Operations	     13-15

PART II -  OTHER INFORMATION							                16

        		Signatures					                     					17

















HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

BALANCE SHEETS

JUNE 30, 1997 AND DECEMBER 31, 1996



                                              		1997		                 	1996
						                                       (Unaudited)

 	ASSETS


INVESTMENTS IN INVESTEE ENTITIES	          $  3,997,372	       $  4,097,336
		Less reserve for realization of
   investments in Investee Entities	        	(3,469,267)	       	(3,469,267)
                                            ------------        ------------
                                         							528,105		           628,069


CASH AND CASH EQUIVALENTS 		                    176,525		           163,316
OTHER ASSETS 	 	                                 81,005        		   101,155
                                            ------------        ------------
						                                        $	785,635 	         $	892,540
                                            ============        ============


	LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
		Accounts payable	                             $	3,732	            $	3,734
		Accrued expenses and other liabilities		       29,240 		           42,110
                                              ----------          ----------
					Total liabilities		                         32,972 	       	    45,844

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY:
		Limited Partners' Equity-Units of
   Investor Limited	Partnership
   Interest, $1,000 stated value per
   Unit-Issued and outstanding 26,588 units	 	  976,472		         1,069,565
		General Partner's Deficiency		               (223,809)         		(222,869)
                                              ----------          ----------
					Total partners' equity		                   752,663 	          	846,696

                                              ----------          ----------
                       						                 $ 785,635 	         $ 892,540
                                              ==========          ==========








The accompanying notes are an integral part of these financial statements.



          HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                         STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

              AND FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                               (UNAUDITED)

                              							Three Months		         		Six Months
				                                 Ended June 30,          Ended June 30,
                        	         1997       1996         1997    	  1996
REVENUES:
	Rental and related income	   $	    - 	  $	     - 	   $	     -	    $  533,027
	Interest and other income		   23,705  	 	  9,642  	  	 25,981      	 	21,989
			                          ---------   --------     --------     -----------
                               23,705  		   9,642 		    25,981 		     555,016

EXPENSES:
	Operating and administrative		42,726		    46,583		     75,070		       83,446
	Professional fees		           13,200		     7,661		     22,700		       22,556
	Depreciation and amortization    		-		         -	          	-	      	124,804
	Property operating expenses:
		Payroll services		                -		         -		          -		       52,597
		Utilities		                       -		         -		          -		       84,691
		Real estate taxes	               	-	         	-		          -      		 85,698
 	Other operating 		                -			        -         			-			      87,266
                            ----------   --------  -----------  -------------
		Total expenses		             55,926    		54,244 		    97,770  	    	541,058
                            ----------   --------  -----------  -------------
				                          (32,221)  		(44,602)	   	(71,789)	      	13,958

PROVISION FOR IMPAIRMENT OF
	REAL ESTATE AT TRANSFER OF
	OWNERSHIP INTEREST IN REAL
	ESTATE TO INVESTEE ENTITY		        -		         -    		      -		   (8,437,963)

LOSS FROM OPERATIONS		        (32,221)		  (44,602)		   (71,789)		  (8,424,005)

INTEREST EXPENSE		               (140)		        -		       (280)		    (507,513)

EQUITY IN INCOME (LOSS) OF
	 INVESTEE PARTNERSHIP 		     (13,554)	 	   3,089		    (21,964)	      	10,059

EXTRAORDINARY GAIN ON
	EXTINGUISHMENT OF DEBT	           	-  	       	             -    		9,182,017
                            ----------  ----------   ----------   ------------
NET INCOME (LOSS)	          $	(45,915)	 $	(41,513)	  $	(94,033)	    $	260,558
                            ==========  ==========  ===========   ============
NET INCOME (LOSS)
	ALLOCATED TO GENERAL
	PARTNER	                      $	(459)	    $	(415)	    $	 (940)	      $	2,606

NET INCOME (LOSS) ALLOCATED
	 TO LIMITED PARTNERS	      $	(45,456)	 $	(41,098)	  $	(93,093)   	$	 257,952

NET INCOME (LOSS) PER UNIT OF
	INVESTOR LIMITED PARTNERSHIP
	INTEREST, BASED PM 26,588 UNITS
	OUTSTANDING	               $   (1.71)	$    (1.55)	  $   (3.50)	   $     9.70

The accompanying notes are an integral part of these financial statements.

                                        4
          	HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                 	STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)

                 	FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND

                    	FOR THE YEAR ENDED DECEMBER 31, 1996

                                 (UNAUDITED)



                   						     Units of
						                        Investor			  Investor
						                        Limited			   Limited			   General
						                      Partnership			 Partners'			Partner's
						                        Interest			   Equity			 (Deficiency)			 Total

BALANCE, December 31, 1995		   26,588	    $	600,455 	  $	(227,607)	$ 372,848

	Net income			                      -  		   469,110 		      4,738  		473,848
                            ---------     ---------   ------------ ----------
BALANCE, December 31, 1996		   26,588		   1,069,565 		   (222,869)	  846,696

	Net loss         		                -       (93,093)	        (940)	  (94,033)
                           ----------    -----------  ------------- ---------
BALANCE, June 30, 1997		       26,588 	$    976,472 	$	  (223,809)	$ 752,663
                           ==========    ===========  ============= =========




















  The accompanying notes are an integral part of these financial statements.



           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                         STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                (UNAUDITED)

                                              										1997		    	   1996

CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income (loss)	                                 $	(94,033) 	   $ 260,558
	Adjustments to reconcile net income (loss) to
		net cash provided by (used in) operating activities:
			Depreciation and amortization	                     	     -        124,804
			Amortization of discount on mortgage payable	            -		      233,893
  		Provision for impairment of real estate at transfer of
			 ownership interest in real estate to investee entity	   -      8,437,963
	  Extraordinary gain on extinguishment of debt		 	         -	    (9,182,017)
			Deferred interest expense added to
				the principal of mortgage payable 	                     -         78,237
			Equity in (income) loss in investee entity	         21,964 		     (10,059)
  	Decrease (increase) in other assets	                20,150	          (152)
			Increase (decrease) in accounts payable		               (2)		     	 2,300
			Increase (decrease) in accrued expenses and
             other liabilities                       	(12,870)	      	71,420
                                                    ---------       --------
					Net cash provided by (used in) operating
      activities                                      (64,791)       	16,947

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from investee entity                  78,000         39,400
			Purchase of furniture and equipment			                   -         (2,694)
			Cash payment at transfer of ownership interest in
			   investment in real estate to investee entity	         - 		    (679,567)
                                                    ----------     ----------
				    Net cash provided by (used in) investing
         activities                                    78,000    	  (642,861)
                                                    ----------     ----------
NET INCREASE  (DECREASE) IN CASH          	            13,209		     (625,914)

CASH, BEGINNING OF PERIOD		                           163,316 	   	  788,602
                                                    ----------     ----------
CASH, END OF PERIOD	                                $	176,525 	    $	162,688

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

			Cash paid for interest	                          $       - 	    $ 169,535







   The accompanying notes are an integral part of these financial statements.

                                       6
           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                       NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1997

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

	The general partner of HPP'89 is Boston Historic Partners Limited Partnership
(BHP), a Massachusetts limited partnership.  BHP was formed in November 1986 for the purpose of organizing, syndicating and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships).  As of June
30, 1997, BHP had established three such partnerships, including HPP'89.

(2)	Basis of Presentation

	The accompanying unaudited financial statements of HPP'89 have been prepared in accordance with generally accepted accounting principles for interim financial information and generally with instructions to Form 10-Q and article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.  For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1996 for
HPP'89, as filed with the Securities and Exchange Commission.

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








                                        7
             HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                      JUNE 30, 1997

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

	    Management of Jenkins Court was negotiating with the lender to extend the notes to June 15, 1995. On September 30, 1994, the lender sold the notes to a real estate investment entity, who became the new holder of the notes.
Management of Jenkins Court entered negotiations with the new holder to extend or restructure the notes. On November 23, 1994, the new holder presented a demand for payment in full of the balance of the notes and accrued interest thereon. On November 23, 1994, Jenkins Court filed a petition for relief under Chapter 11 of the federal bankruptcy laws in United States
Bankruptcy Court for the jurisdiction of the Eastern District of Pennsylvania.
Under Chapter 11, certain claims against the Jenkins Court in existence prior to the filing of the petition for relief under federal bankruptcy laws were stayed while Jenkins Court continued business operations as Debtor-in-
Possession.  Although the acceptance of a plan of reorganization through the bankruptcy proceeding was highly unlikely, Jenkins Court had achieved a short-term goal of maximizing the vesting of the majority of its remaining tax credits on June 30, 1995.

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

	    402 Julia Street Associates Limited Partnership (402 Julia) is a Delaware limited partnership formed on July 25, 1989 to acquire, construct, rehabilitate, operate and manage a 19,000 square foot site and the building situated thereon and to rehabilitate the building into 24 residential units and approximately 3,500 net rentable square feet of commercial space located thereon at 402 Julia Street, New Orleans, Louisiana. At June 30, 1997, 402 Julia had leased 100% of its residential units and commercial space.

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

    	On September 16, 1993, HPP'89 sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. HPP'89's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale required an initial payment of $100,000, which was received in September 1993, and requires annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. A total of $74,500 remains uncollected as of June 30, 1997 and is secured by the interest sold to the developer general partner.


                                       8
             HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                JUNE 30, 1997

                                 (UNAUDITED)

(3)	Investments in Investee Entities and Real Estate; Commitments and
 Contingencies (Continued)

     For the six months ended June 30, 1997, HPP'89 recorded net loss of $2,726 as well as amortization of $1,626 from 402 Julia.

    	Portland Lofts Associates Limited Partnership (Portland Lofts) is a Delaware limited partnership formed on August 8, 1989 to acquire, construct, rehabilitate, operate and manage three buildings containing 107 residential units including ground floor space useable as either commercial space or as home/studio space for artists, located at 555 Northwest Park Avenue in Portland, Oregon. At June 30, 1997, Portland Lofts had leased approximately 93% of its residential units and approximately 81% of its net rentable commercial space resulting in a combined occupancy of 90% for the property.

    	HPP'89 contributed $3,820,000 through June 30, 1997 to the capital of Portland Lofts and owns a general partnership interest therein. HPP'89's investment in Portland Lofts represents approximately 21% of the aggregate amount which HPP'89 originally contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan Building.

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

    	In 1990, HPP'89 had reserved against its investment in Portland Lofts reducing such investment to zero due to the substantial doubt that Portland Lofts may not be able to continue as a going concern. Due to the debt settlement and refinancing completed in June 1996, Portland Lofts is expected to continue as a going concern. Generally, under the equity method of accounting, an investment may not be carried below zero. Accordingly, since the Portland Lofts Investment was fully reserved for, HPP'89 had cumulative unrecorded losses of $1,325,926 at December 31, 1995. Principally a result of the extraordinary gain on extinguishment of debt, Portland Lofts generated net income of $1,547,514 for the year ended December 31, 1996 of which HPP'89 has been allocated $1,532,039. Consequently, in 1996, HPP'89 was able to recover all of its cumulative unrecorded losses from Portland Lofts and recognize income in equity from its investment in Portland Lofts. For the six months ended June 30, 1997, HPP'89 recorded a net loss of $77,582 and cash distributions of $78,000 from Portland Lofts.

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

    	Effective March 15, 1996, HPP'89 contributed the Cosmopolitan Building, and certain other assets and liabilities, to TCAMP (a Delaware limited liability company) for a 50% ownership interest. Concurrently, another member contributed $650,000 cash to TCAMP for a 50% ownership interest. Simultaneously, TCAMP is sued a mortgage note in the amount of $7,000,000, the proceeds of which along with the $650,000 contributed cash were used to settle in full HPP'89's mortgage note payable related to the Cosmopolitan Building. The fair value of the Cosmopolitan Building and other assets contributed by HPP'89 approximated the fair value of liabilities transferred to TCAMP by HPP'89 and the amount paid by TCAMP to settle in full HPP'89's mortgage note payable related to the Cosmopolitan Building. This transaction resulted in a provision for impairment of real estate of $8,437,963 to recognize a reduction to fair value at the date of contribution to TCAMP and an extraordinary gain on debt extinguishment of $9,182,017 to recognize the difference between the amount outstanding under the mortgage payable and the amount accepted by the lender from TCAMP in full settlement.



                                        9
            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                JUNE 30, 1997

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

     At June 30, 1997, the economic occupancy at The Cosmopolitan Building was approximately 98%. For the six months ended June 30, 1997, HPP'89 recorded net income of $59,970 from TCAMP. Distributions in excess of net income and HPP'89's original equity investment totaling $65,866 were recorded as equity income from Investee Entities for the year ended December 31, 1996.

    	HPP'89's investments in the Investee Entities at June 30, 1997 and December 31, 1996 are summarized as follows:

Cumulative:
                                                  1997              1996
                                           ---------------      ------------
                                             (Unaudited)         (Audited)

Investments and advances made in cash      $    4,845,000      $   4,845,000
Evaluation and acquisition costs                  835,709            835,709
Interest capitalization and other costs            39,615             39,615
Equity in losses of Investee Partnerships      (1,234,282)        (1,213,944)
Reserves for realization of investments        (3,469,267)        (3,469,267)
Amortization of certain costs                     (44,850)           (43,224)
Distributions received from Investee Entities    (202,200)          (124,200)
Sale of one third interest of Investee
 Partnership                                     (241,620)          (241,620)
                                            --------------     ---------------
                                            $     528,105      $     628,069
                                            =============      ===============

    	The above summary of HPP'89's investments in Investee Entities does not include the investment in and accumulated activities of Jenkins Court.

     The equity in loss of Investee Entities reflected in the accompanying statements of operations includes net allocated loss of $20,338 (unaudited) for the six months ended June 30, 1997, and annual amortization of certain costs of $1,626 for the six months ended June 30, 1997.

    	Summary combined balance sheets of the four Investee Entities as of June 30, 1997 and December 31, 1996, as well as summary combined statements of operations for the six months ended June 30, 1997 and 1996 are as follows. Certain balances for 1996 have been reclassified to conform to their 1997 presentation.

                          	COMBINED BALANCE SHEETS

                                  	ASSETS


                                                    1997           1996
                                               -----------     -------------
                                               (Unaudited)       (Audited)
Buildings and improvements, (net of
  accumulated depreciation
  $2,676,897, 1997; $2,350,515, 1996)       $  16,119,227      $  16,382,387
Land                                            2,041,326          2,041,326
Other assets (net of accumulated
  amortization $61,582, 1997;
  $47,543,1996)                                   405,752            711,942
Cash                                              565,171            296,895
                                            --------------     --------------
    Total assets                           	$  19,131,476      $   19,432,550
                                            ==============     ===============




                                         10
               HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1997

                                   (UNAUDITED)

(3)	Investments in Investee Entities and Real Estate; Commitments and
    Contingencies (Continued)

                      	LIABILITIES AND PARTNERS' EQUITY


                                                    1997             1996
                                                -----------       -----------
                                                (Unaudited)         (Audited)
Liabilities:
  Mortgage and notes payable                   $ 13,490,615      $ 13,564,967
        Other liabilities	                          879,494           743,804
                                               -------------     -------------
        Total liabilities                        14,370,109        14,308,771
                                               -------------     -------------

Partners' equity:
   HPP'89                                         3,541,966         3,640,377
   Other partners                                 1,219,401         1,483,402
                                               -------------      ------------
   Total partners' equity                         4,761,367         5,123,779
                                               -------------      ------------

     Total liabilities and partners' equity   $  19,131,476      $ 19,432,550
                                              ==============     =============

    Members' equity in TCAMP has been classified as partners' equity in the combined balance sheets.

                        	COMBINED STATEMENTS OF OPERATIONS


                                                   1997               1996
                                              -------------      -------------
                                               (Unaudited)         (Unaudited)
Revenue:

    Rental revenue                            $  1,804,988       $  1,245,162
    Interest and other income                       26,461             33,118
                                              -------------      -------------
                                                 1,831,449          1,278,280
                                              -------------      -------------
Expenses:
 Interest expense                                  638,477            632,964
	Depreciation and amortization                     304,883            235,219
	Operating expenses                                850,690            517,372
                                              -------------      -------------

                                                 1,794,050          1,385,555
                                              -------------      ------------
Net income (loss) from operations                   37,399           (107,275)

Extraordinary item: gain on settlement of debt           -          1,656,579
                                              -------------      ------------
Net income                                    $     37,399        $ 1,549,304
                                              -------------      ------------
Net income (loss) allocated to HPP'89         $    (20,339)       $ 1,554,671
                                              -------------      ------------
Net income (loss) allocated to other partners $     57,738             (5,367)
                                              ------------       ------------
Operations of the Cosmopolitan Building are included in the Partnership's Statement of Operations for the quarter ended March 31, 1996.

(4)	Mortgage Payable and Restricted Cash

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

                                      11






          HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                              JUNE 30, 1997

                               (UNAUDITED)

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

    	On January 5, 1995, HPP'89 consummated the Second Amendment to the Loan Agreement (Second Amendment) with the holder by which HPP'89 received an option to buy the mortgage note for the fair market value of the property.
In exchange, HPP'89 paid down approximately $1,311,000 from the Operating Account to the outstanding mortgage balance, and the maturity date of the note was reduced from December 18, 1999 to December 18,1996. Also, as part of the Second Amendment, HPP'89 received payment of approximately $286,000 of interest
that had been earned in the Operating Account.   As discussed below, HPP'89
was paid the $123,000 remaining in the Operating Account on March 15, 1996, the date of purchase of the mortgage note.

    	For financial reporting purposes, the original discount on the mortgage note payable was recorded to reflect an effective interest rate of 10% over the life of the loan. Due to the advancement of the maturity date, as discussed above, the effective interest rate was amended on January 1, 1995 to 14.04% to amortize the remaining discount over the remaining life of the mortgage note. Amortization of the discount amounted to $233,893 for 1996 (unaudited), and as recorded as interest expense.

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

    	On October 1, 1995, HPP'89 engaged Claremont Management Corporation
(CMC), an unaffiliated Massachusetts corporation, to provide asset management, accounting and investor services. CMC provides such services for an annual management fee of $67,200 plus reimbursement of all its costs providing these services. The initial term of the contract with CMC extends until June 30, 1997, and is automatically extended on a yearly basis unless otherwise terminated as provided for in the agreement. For the six months ended June 30, 1997 and 1996, CMC was reimbursed $34,433, and $30,840, respectively, for operating costs.

    	On November 1, 1995, HPP'89 entered into a management agreement with CMC, expiring June 30, 1997, to manage The Cosmopolitan Building.

     CMC's management agreement requires the payment of management fees equal to the greater of $5,200 monthly or 4% of gross receipts as defined in the agreements. For the period January 1, 1996 through March 15, 1996, and for the period November 1, 1995 through December 31, 1995, CMC was paid $21,940 and $14,400, respectively, in property management fees. The CMC management agreement also required the Cosmopolitan to maintain with CMC at all times an Operating Account in the amount of $100,000 and a Contingency Reserve Account in the amount of $50,000 for the benefit of the Cosmopolitan. On March 15, 1996 when HPP'89 contributed the property to TCAMP, the property management contract between HPP'89 and CMC was terminated and TCAMP directly engaged CMC under similar management fee terms.

6)	Fair Value of Financial Instruments

   		The fair values of cash and cash equivalents, accounts payable, and accrued expenses and other liabilities at June 30, 1997 and December
31, 1996 approximate their carrying amounts due to the short maturities.


                                   12
       HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                  CONDITION AND RESULTS OF OPERATIONS

                             JUNE 30, 1997

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

    	As further discussed  under Results of Operations, effective
March 15, 1996, HPP'89 contributed the Cosmopolitan Building and certain other assets and liabilities to The Cosmopolitan at Mears Park, LLC (TCAMP) (a Delaware limited liability company) for a 50% ownership interest in TCAMP.

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

    	The short term liquidity of the Investee Entities, with the exception of Jenkins Court, depends on their ability to generate sufficient rental income to fund operating expenses and debt service requirements. Both TCAMP and Portland Lofts have stabilized operations after the effects of their recent respective refinancings. Portland Lofts is expected to generate cash flow to HPP'89 in 1997. During the six months ended June 30, 1997, the Partnership received $78,000 from Portland Lofts. During 1996, the Partnership received distributions from Portland Lofts and TCAMP totaling $26,000 and $98,200, respectively.

   	HPP'89's cash is used primarily to fund general and administrative expenses of operating the public fund. After the contribution of the Cosmopolitan to TCAMP, the Partnership's only source of short term liquidity is from distributions received from Investee Entities. The Partnership expects to fund its expenses with cash flow distributions from Portland Lofts and, if required, from TCAMP. As of June 30, 1997 and December 31, 1996, the Partnership had $176,525 and $163,316 of total cash, of which $76,525 and $63,641, respectively, was not insured by the Federal Deposit
Insurance Corporation.

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

    	Results of Operations. The Partnership generated net loss, under generally accepted accounting principles, of $94,033 for the six months ended June 30, 1997, including its allocable share of loss from Investee Entities of $21,964 The Partnership's allocable share of operating income and/or losses in the Investee Entities range from 50% to 99%. Net loss allocated from the Investee Entities to the Partnership represents a loss from Portland Lofts and 402 Julia of approximately $77,582 and $2,726, amortization of approximately $1,600, as well as income from TCAMP of approximately $59,970, respectively.

    	Effective March 15, 1996, HPP'89 contributed the Cosmopolitan Building, and certain other assets and liabilities, to TCAMP for a 50% ownership interest. Concurrently, another member contributed $650,000 cash to TCAMP for a 50% ownership interest. Simultaneously, TCAMP issued a mortgage note in the amount of $7,000,000 the proceeds of which along with the $650,000 contributed cash, were used to settle in full HPP'89's mortgage note payable related to the Cosmopolitan Building. The fair value of the Cosmopolitan Building and other assets contributed by HPP'89 approximately the fair value of liabilities transferred to TCAMP by HPP'89 and the amount paid by TCAMP to settle in full HPP'89's mortgage note payable related to the Cosmopolitan Building. This transaction resulted in a provision for impairment of real estate of $8,437,963 to recognize a reduction to fair value at the date of contribution to TCAMP and an extraordinary gain on debt extinguishment of $9,182,017 to recognize the difference between the amount outstanding under the mortgage payable and the amount accepted by the lender from TCAMP in full settlement. This transaction did not generate any recapture of Rehabilitation Tax Credits to the Partnership because the tax credits were already fully vested.

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

    	In 1990, the Partnership fully reserved against its investment in Portland Lofts, due to the substantial doubt it would continue as a going concern. Generally, under the equity method of accounting, an investment may not be carried below zero. Accordingly, since the Portland Lofts investment was fully reserved for, the Partnership had cumulative unrecorded losses of $1,325,926 as of December 31, 1995. Portland Lofts generated net income of $1,547,514 in 1996, principally as a result of an extraordinary gain on extinguishment of debt, of which HPP'89 has been allocated $1,532,039. This allocated net income allowed HPP'89 to recover all of its cumulative unrecorded losses from Portland Lofts. HPP'89's income in equity recognized in 1996, totaled $206,113 before distributions and after the recovery of cumulative unrecorded losses. For the six months ended
June 30, 1997, HPP'89 recorded a net loss of $77,582 and cash distributions of $78,000 from Portland Lofts.

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

    	402 Julia has had better than 90% occupancy levels since July 1990 and was 100% leased at June 30, 1997. This 24 unit residential building has benefited from a relatively strong market in the warehouse district of New Orleans.

   	TCAMP had an economic occupancy of approximately 98% for the six months ended June 30, 1997, and has met occupancy projections. This 255 unit property operates in a very competitive lowertown St. Paul market and has been leased above 90% since 1992.

    	As of June 30, 1997, Portland Lofts had approximately 93% occupancy of residential units and 81% occupancy of net rentable commercial space for a combined occupancy of approximately 90%.
                                   14





           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              JUNE 30, 1997

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

                                  15




            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                         PART II - OTHER INFORMATION

                              JUNE 30, 1997



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



                                16






         HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP


                            SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				HISTORIC PRESERVATION PROPERTIES 1989
				LIMITED PARTNERSHIP

				By:	Boston Historic Partners Limited Partnership
   					General Partner

   					By:	Portfolio Advisory Services, Inc.
			    	  		General Partner

Date:  August 1, 1997					By:	/s/ Terrence P. Sullivan
                       							Terrence P. Sullivan,
							                       President

                     					and


Date:  August 1, 1997				 By:	/s/ Terrence P. Sullivan
						                        Terrence P. Sullivan,
                        						General Partner


                               17