Form 10-Q
period 1997-09-30
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 1997-11-14
CIK 839614

UNITED STATES PRIVATE
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarter ended    September 30, 1997
			or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                        SEPTEMBER 30, 1997

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

                            BALANCE SHEETS

               SEPTEMBER 30, 1997 AND DECEMBER 31, 1996



                              ASSETS

                                                      1997          1996
                                                  (Unaudited)

INVESTMENTS IN INVESTEE ENTITIES                $  3,998,118    $ 4,097,336
		Less reserve for realization of
   investments	in Investee Entities               (3,469,267)    (3,469,267)
                                                -------------   ------------
                                                     528,851        628,069

CASH AND CASH EQUIVALENTS                            173,739        163,316
OTHER ASSETS                                          81,005        101,155
                                                ------------    -----------
                                                $    783,595    $   892,540
                                                ============    ===========

                         LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
		Accounts payable                              $     4,443     $     3,734
		Accrued expenses and other liabilities             38,880          42,110
                                                -----------     -----------
						Total liabilities                              43,323          45,844
                                                -----------     -----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY:
 	Limited Partners' Equity - Units of
   Investor Limited Partnership interest,
   $1,000 stated value per Unit-Issued
   and outstanding 26,588 units                     964,205       1,069,565
		General Partner's Deficiency                     (223,933)       (222,869)
                                                 -----------    ------------
						Total partners' equity                        740,272         846,696
                                                 ----------     ------------
                                                 $  783,595     $   892,540
                                                 ==========     ============

The accompanying notes are an integral part of these financial statements.



         HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                          STATEMENTS OF OPERATIONS

          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
        AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                               (UNAUDITED)

                                     Three Months           Nine Months
                                  Ended September 30,    Ended September 30,

                                  1997         1996      1997         1996
REVENUES:
	Rental and related income       $     -    $      -   $      -    $  533,027
	Interest and other income         2,026       4,950     28,007        26,939
                                 -------    --------   --------    -----------
                                   2,026       4,950     28,007       559,966
EXPENSES:
	Operating and administrative     43,563      32,285    118,913       115,731
	Professional fees                10,600       1,630     33,300        24,186
	Depreciation and amortization         -           -          -       124,804
	Property operating expenses:
		Payroll services                     -           -          -        52,597
		Utilities                            -           -          -        84,691
		Real estate taxes                    -           -          -        85,698
		Other operating                      -           -          -        87,266
		                               --------   ---------   --------   -----------
                                  54,163      33,915    152,213       574,973
                                 -------    --------    -------    -----------
                                 (52,137)    (28,965)  (124,206)      (15,007)

PROVISION FOR IMPAIRMENT OF
 REAL	ESTATE AT TRANSFER OF
 OWNERSHIPINTEREST IN REAL
 ESTATE TO INVESTEE ENTITY             -           -          -    (8,437,963)
                                ---------   ---------  ---------  ------------
LOSS FROM OPERATIONS             (52,137)    (28,965)  (124,206)   (8,452,970)

INTEREST EXPENSE                       -           -          -      (507,513)

EQUITY IN INCOME OF
 INVESTEE ENTITIES                39,746      16,637     17,782        26,696

                                --------    --------   --------    ----------
NET LOSS BEFORE EXTRAORDINARY
 GAIN                            (12,391)    (12,328)  (106,424)   (8,933,787)

EXTRAORDINARY GAIN ON
	EXTINGUISHMENT OF DEBT                -           -          -     9,182,017
                                ---------   ---------  ---------   -----------

NET INCOME (LOSS)              $ (12,391)   $(12,328)  $(106,424)  $  248,230
                               ==========   =========  ==========  ==========

NET INCOME (LOSS) ALLOCATED
	TO GENERAL PARTNER            $    (124)   $   (123)  $  (1,064)  $    2,482
                               ==========   =========  ==========  ==========

NET INCOME (LOSS) ALLOCATED
	TO LIMITED PARTNERS           $ (12,267)   $(12,205)  $(105,360)  $  245,748
                               ==========   =========  ==========  ==========

NET INCOME (LOSS) PER UNIT OF
	INVESTOR LIMITED PARTNERSHIP
	INTEREST, BASED ON 26,588
 UNITS	ISSUED AND OUTSTANDING  $    (.46)   $  (.46)   $   (3.96)  $     9.24
                               ==========   ========   ==========  ==========

The accompanying notes are an integral part of these financial statements.

4

        HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

              STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)

            FOR THE NINE MONTHS ENDED SEPTEMBER 30,1997 AND

               FOR THE YEAR ENDED DECEMBER 31, 1996

                         (UNAUDITED)


                                 Units of
                                 Investor     Investor
                                 Limited      Limited     General
                               Partnership    Partners'  Partner's
                                Interest       Equity    Deficiency   Total

BALANCE, December 31,1995        26,588      $ 600,455   $(227,607)  $372,848

   Net income                         -        469,110       4,738    473,848
                                 ------      ---------   ---------   --------

BALANCE, December 31,1996        26,588       1,069,56   (222,869)    846,696

   Net Loss                           -       (105,360)    (1,064)   (106,424)
                                 ------      ----------  ---------  ----------

BALANCE, September 30,1997       26,588     $  964,205  $(223,933)  $ 740,272
                                 ======     ==========  ==========  =========

The accompanying notes are an integral part of these financial statements.

5

        HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                      STATEMENTS OF CASH FLOWS

         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                           (UNAUDITED)




                                                   1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                             $  (106,424)    $  248,230
Adjustment to reconcile net income
 (loss) to	net cash used in operating
 activities:

	Depreciation and amortization	                         -        124,804
	Amortization of discount on mortgage payable           -        233,893
	Provision for impairment of real estate at
  transfer of ownership interest in real
  estate to investee entities                           -      8,437,963
	Extraordinary gain on extinguishment of debt           -     (9,182,017)
	Deferred interest expense added to
  the principal of mortgage payable                     -         78,237
	Equity in income in investee entities            (17,782)       (26,696)
	Decrease (increase) in other assets               20,150           (807)
	Increase (decrease) in accounts payable              709         (2,211)
	Increase (decrease) in expenses and other
  liabilities                                      (3,230)        68,698
                                                ----------   ------------
   		Net cash used in operation activities       (106,577)       (19,906)
                                                ==========   ============

CASH FLOWS FROM INVESTING ACTIVITIES:
	Purchase of furniture and equipment                    -         (2,694)
	Cash payment at transfer of ownership
  interest in	investment in real estate
  to investee entity                                    -       (679,567)
	Cash distributions from investee entities        117,000         68,800
                                                ---------     -----------
	Net cash provided by (used in) investing
  activities                                      117,000       (613,461)
                                                =========     ===========
NET INCREASE (DECREASE) IN CASH	                   10,423       (633,367)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD    163,316        788,602
                                               ----------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD      $   173,739     $ 155,235
                                              ===========     =========

SUPPLEMENTAL CASH FLOW INFORMATION:
	Cash paid for interest                       $         -     $ 301,349
                                              ===========     =========

NONCASH FINANCING ACTIVITITY:
	Interest expense not paid form net
  cash flow and added	to the mortgage
  payable balance.                           $         -      $  78,237
                                             ===========      =========

The accompanying notes are an integral part of these financial statements.



         HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                       NOTES TO FINANCIAL STATEMENTS

                            SEPTEMBER 30, 1997

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

	The general partner of HPP'89 is Boston Historic Partners Limited Partnership (BHP), a Massachusetts limited partnership. BHP was formed in November 1986 for the purpose of organizing, syndicating and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships). As of September 30, 1997, BHP had established three such partnerships, including HPP'89.

(2)	Basis of Presentation

	The accompanying unaudited financial statements of HPP'89 have been prepared in accordance with generally accepted accounting principles for interim financial information and generally with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.
For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended
December 31, 1996 for HPP'89, as filed with the Securities and Exchange Commission.

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

                        SEPTEMBER 30, 1997

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

	402 Julia Street Associates Limited Partnership (402 Julia) is a Delaware limited partnership formed on July 25, 1989 to acquire, construct, rehabilitate, operate and manage a 19,000 square foot site and the building situated thereon and to rehabilitate the building into 24 residential units and approximately 3,500 net rentable square feet of commercial space located thereon at 402 Julia Street, New Orleans, Louisiana. At September 30, 1997,
402 Julia had leased 100% of its residential units and commercial space.

	HPP'89 originally contributed $775,000 to the capital of 402 Julia and owns a general partnership interest therein. HPP'89's investment in 402 Julia represented approximately 4% of the aggregate amount which HPP'89 originally contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan Building.

	Rehabilitation Tax Credits generated by 402 Julia and previously allocated to HPP'89's Limited Partners totaled $248,796 since inception. As of March 1, 1995, 100% of these credits were fully vested.



8
       HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

              NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                       SEPTEMBER 30, 1997

                         (UNAUDITED)

(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

	On September 16, 1993, HPP'89 sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. HPP'89's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale required an initial payment of $100,000, which was received in September 1993, and requires annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. A total of $74,500 remains uncollected as of September 30, 1997 and is secured by the interest sold to the developer general partner.

	For  the nine  months ended September 30, 1997, HPP'89 recorded net loss of
$4,400 as well as amortization of $2,439 from 402 Julia.

	Portland Lofts Associates Limited Partnership (Portland Lofts) is a Delaware limited partnership formed on August 8, 1989 to acquire, construct, rehabilitate, operate and manage three buildings containing 107 residential units including ground floor space useable as either commercial space or as home/studio space for artists, located at 555 Northwest Park Avenue in Portland, Oregon. At September 30, 1997, Portland Lofts had leased approximately 95% of its residential units and approximately 89% of its net rentable commercial space resulting in a combined occupancy of 93% for the property.

	HPP'89 contributed $3,820,000 through September  30, 1997 to the capital of
Portland Lofts and owns a general partnership interest therein. HPP'89's investment in Portland Lofts represents approximately 21% of the aggregate amount which HPP'89 originally contributed to the capital of its three
Investee Entities acquired in 1989 and to purchase its direct interest in the
Cosmopolitan Building.

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

	In 1990, HPP'89 had reserved against its investment in Portland Lofts reducing such investment to zero due to the substantial doubt that Portland Lofts may not be able to continue as a going concern. Due to the debt settlement and refinancing completed in June 1996, Portland Lofts is expected to continue as a going concern. Generally, under the equity method of accounting, an investment may not be carried below zero. Accordingly, since the Portland Lofts Investment was fully reserved for, HPP'89 had cumulative unrecorded losses of $1,325,926 at December 31, 1995. Principally a result of the extraordinary gain on extinguishment of debt, Portland Lofts generated net income of $1,547,514 for the year ended December 31, 1996 of which HPP'89 has been allocated $1,532,039. Consequently, in 1996, HPP'89 was able to recover all of its cumulative unrecorded losses from Portland Lofts and recognize income in equity from its investment in Portland Lofts. In 1996, HPP'89 received $26,000 of distributions from Portland Lofts.

  For the nine months ended September 30, 1997, Portland Lofts allocated a net loss of $92,649 and paid cash distributions of $117,000 to HPP'89. As mentioned above, generally, under the equity method of accounting, an investment may not be carried below zero. During the quarter ended September 30, 1997, HPP'89's investment in Portland Lofts was reduced to zero due to allocated losses and distributions received. Furthermore, HPP'89 was unable to record $14,330 of its allocated losses and distributions of $15,206 were recorded as equity income of Investee Entities for the quarter ended September 30, 1997. Although HPP'89's investment in Portland Lofts has been reduced to zero, Portland Lofts is expected to continue as a going concern and to continue to provide distributions to HPP'89. As of September 30, 1997, HPP'89 had cumulative unrecorded losses totaling $14,330.

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

9
         HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                          SEPTEMBER 30, 1997

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

	Rehabilitation Tax Credits generated by the purchase of the Cosmopolitan Building and previously allocated to HPP'89's Limited Partners totaled $4,307,491 since inception. As of December 31, 1994, 100% of these tax credits were fully vested.

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

 For the nine months ended September 30, 1997, HPP'89 recorded net income of $87,734 from TCAMP. In 1996, HPP'89 received total distributions of $98,200 from TCAMP. Distributions in excess of net income and HPP'89's original equity investment totaling $65,866 were recorded as equity income from Investee Entities for the year ended December 31, 1996.

 At September 30, 1997, the economic occupancy at The Cosmopolitan Building was approximately 98%.

	HPP'89's investments in the Investee Entities at September 30, 1997 and December 31, 1996 are summarized as follows:

Cumulative:                                             1997          1996
                                                     (Unaudited)    (Audited)

   Investments and advances made in cash           $  4,845,000   $ 4,845,000
   Evaluation and acquisition costs                     835,709       835,709
   Interest capitalization and other costs               39,615        39,615
   Equity in losses of Investee Entities             (1,193,723)   (1,213,944)
   Reserves for realization of investments           (3,469,267)   (3,469,267)
   Amortization of certain costs                        (45,663)      (43,224)
   Distributions received from Investee Entities       (241,200)     (124,200)
   Sale of one third interest of Investee Entity       (241,620)     (241,620)
                                                   -------------  ------------
                                                   $    528,851   $   628,069
                                                   ============   ===========

	The above summary of HPP'89's investments in Investee Entities does not include the investment in and accumulated activities of Jenkins Court.

	The equity in income of Investee Entities reflected in the accompanying statements of operations includes net allocated income of $20,221 (unaudited) and annual amortization of certain costs of $2,439, for the nine months ended September 30, 1997.

         HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                          SEPTEMBER 30, 1997

                             (UNAUDITED)

(3)	Investments in Investee Entities and Real Estate; Commitments and
Contingencies (Continued)

	Summary combined balance sheets of the four Investee Entities as of September 30, 1997 and December 31, 1996, as well as summary combined statements of operations for the nine months ended September 30, 1997 and 1996 are as follows. Certain balances for 1996 have been reclassified to conform to their 1997 presentation.


                       COMBINED BALANCE SHEETS

                              ASSETS


                                                  1997          1996
                                              (Unaudited)    (Audited)

  Buildings and improvements, (net of
   accumulated depreciation $2,818,890,
   1997;$2,350,515, 1996)                    $ 15,998,153    $ 16,382,387
  Land                                          2,041,326       2,041,326
  Other assets (net of accumulated
   amortization;$72,434, 1997;
   $47,543, 1996)                                 722,223         711,942
  Cash                                            145,081         296,895
                                             ------------    ------------

           Total assets	                    $  18,906,783    $ 19,432,550
                                            =============    ============

                   LIABILITIES AND PARTNERS' EQUITY

                                                  1997           1996
                                              (Unaudited)     (Audited)
  Liabilities:
   Mortgage and notes payable              $   13,452,128    $ 13,564,967
   Other liabilities	                             797,829         743,804
                                           --------------    ------------
      Total liabilities                        14,249,957      14,308,771
                                           --------------    ------------
  Partners' equity:
   HPP'89                                       3,513,989       3,640,377
   Other partners                               1,142,837       1,483,402
                                           --------------    ------------
  Total partners' equity                        4,656,826       5,123,779

      Total liabilities and
       partners' equity                   $    18,906,783    $ 19,432,550
                                          ===============    ============

 Members' equity in TCAMP has been classified as partners' equity in the combined balance sheets.

         HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

               NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                         SEPTEMBER 30, 1997

                            (UNAUDITED)

(3)	Investments in Investee Entities and Real Estate; Commitments and
Contingencies (Continued)


                   	COMBINED STATEMENTS OF OPERATIONS

                                                 1997          1996
                                             (Unaudited)    (Unaudited)
Revenue:
    Rental revenue                          $ 2,713,607     $ 1,245,162
    Interest and other income                    60,159          33,118
                                            -----------     -----------
                                              2,773,766       1,278,280
                                            -----------     -----------
Expenses:
 	Interest expense                              950,420         632,964
 	Depreciation and amortization                 457,730         235,219
 	Operating expenses                          1,290,467         517,372
                                            -----------     -----------
                                              2,698,617       1,385,555
                                            -----------     -----------
Net income (loss) from operations                75,149        (107,275)
Extraordinary item: gain on settlement
 of debt                                              -       1,656,579
                                            -----------     -----------
Net income                                 $     75,149     $ 1,549,304
                                           ============     ===========
Net income (loss) allocated to HPP'89      $     (9,315)    $ 1,554,671
                                           =============    ===========
Net income (loss) allocated to other
 partners                                  $     84,464     $    (5,367)
                                           ============     ============

	Operations of the Cosmopolitan Building are included in the Partnership's Statement of Operations for the quarter ended March 31, 1996.

(4)	Mortgage Payable and Restricted Cash

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

	For financial reporting purposes, the original discount on the mortgage note payable was recorded to reflect an effective interest rate of 10% over the life of the loan. Due to the advancement of the maturity date, as discussed above, the effective interest rate was amended on January 1, 1995 to 14.04% to amortize the remaining discount over the remaining life of the mortgage note. Amortization of the discount amounted to $233,893 for 1996 (unaudited), and as recorded as interest expense.
12

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                            SEPTEMBER 30, 1997

                                 (UNAUDITED)

(4)	Mortgage Payable and Restricted Cash (Continued)

	As discussed in Note 3, effective March 15, 1996, HPP'89 contributed the Cosmopolitan Building, and certain other assets and liabilities, to TCAMP for a 50% ownership interest. Concurrently, another member contributed
$650,000 cash to TCAMP for a 50% ownership interest. Simultaneously, TCAMP issued a mortgage note in the amount of $7,000,000, the proceeds of which along with the $650,000 contributed cash were used to settle in full HPP'89's mortgage note payable related to the Cosmopolitan Building. The fair value of the Cosmopolitan Building and other assets contributed by HPP'89 approximated the fair value of liabilities transferred to TCAMP by HPP'89 and the amount paid by TCAMP to settle in full HPP'89's mortgage note payable related to the Cosmopolitan Building. This transaction resulted in a provision for impairment of real estate of $8,437,963 to recognize a reduction to fair value at the date of contribution to TCAMP and an extraordinary gain on debt extinguishment of $9,182,017 to recognize the difference between the amount outstanding under the mortgage payable and the amount accepted by the lender from TCAMP in full settlement.

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

	On October 1, 1995, HPP'89 engaged Claremont Management Corporation (CMC), an unaffiliated Massachusetts corporation, to provide asset management, accounting and investor services. CMC provides such services for an annual management fee of $67,200 plus reimbursement of all its costs providing these services. The initial term of the contract with CMC extends until June 30, 1997, and is automatically extended on a yearly basis unless otherwise terminated as provided for in the agreement. For the nine months ended
September 30, 1997 and 1996, CMC was reimbursed $56,186, and $48,494, respectively, for operating costs.

	On November 1, 1995, HPP'89 entered into a management agreement with CMC, which originally expired June 30, 1997, to manage The Cosmopolitan Building. CMC's management agreement requires the payment of management fees equal to the greater of $5,200 monthly or 4% of gross receipts as defined in the agreements. For the period January 1, 1996 through March 15, 1996, and for the period November 1, 1995 through December 31, 1995, CMC was paid $21,940 and $14,400, respectively, in property management fees. The CMC management agreement also required the Cosmopolitan to maintain with CMC at all times an Operating Account in the amount of $100,000 and a Contingency Reserve Account in the amount of $50,000 for the benefit of the Cosmopolitan. On March 15, 1996 when HPP'89 contributed the property to TCAMP, the property management contract between HPP'89 and CMC was terminated and TCAMP directly engaged CMC under similar management fee terms.

6)	Fair Value of Financial Instruments

		The fair values of cash and cash equivalents, accounts payable, and accrued expenses and other liabilities at September 30, 1997 and December 31,
1996 approximate their carrying amounts due to the short maturities.

          HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                    CONDITION AND RESULTS OF OPERATIONS

                            SEPTEMBER 30, 1997

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

	The short term liquidity of the Investee Entities, with the exception of Jenkins Court, depends on their ability to generate sufficient rental income to fund operating expenses and debt service requirements. Both TCAMP and Portland Lofts have stabilized operations after the effects of their recent respective refinancings. Portland Lofts is expected to generate cash flow to HPP'89 in 1997. During the nine months ended September 30, 1997, the Partnership received $117,000 from Portland Lofts. During 1996, the Partnership received distributions from Portland Lofts and TCAMP totaling $26,000 and $98,200, respectively.

	HPP'89's cash is used primarily to fund general and administrative expenses of operating the public fund.  After the contribution of the Cosmopolitan to
TCAMP, the Partnership's only source of short term liquidity is from distributions received from Investee Entities.  The Partnership expects to fund its expenses with cash flow distributions from Portland Lofts and, if required, from TCAMP.  As of  September 30, 1997 and December 31, 1996, the Partnership
had $173,739 and $163,316 of total cash, of which  $73,739 and $63,641, respectively,  was not insured by the Federal Deposit Insurance Corporation.

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

	Results of Operations.  The Partnership generated net loss, under generally accepted accounting principles, of $106,424 for the nine months ended September
30, 1997, including its allocable share of income from Investee Entities of
$17,782.  The Partnership's allocable share of operating income and/or losses in the Investee Entities ranges from 50% to 99%.  Net income allocated from the Investee Entities to the Partnership represents losses from 402 Julia and
Portland Lofts of $4,400 and $63,113, respectively, income from TCAMP of
$87,734, and amortization of $2,439.

        HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

             CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                          SEPTEMBER 30, 1997

                             (UNAUDITED)

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

	For the nine months ended September 30, 1997, Portland Lofts allocated a net loss of $92,649 and cash distributions of $117,000 to HPP'89.  As mentioned above, generally, under the equity method of accounting, an investment may not be carried below zero.  During the quarter ended September 30, 1997, HPP's investment in Portland Lofts was reduced to zero due to allocation of losses and distributions received. Furthermore, HPP'89 was unable to record $14,330 of its allocated losses and distributions of $15,206 were recorded as equity income of Investee Entities for the quarter ended September 30, 1997.
Although HPP'89's investment in Portland Lofts has been reduced to zero,
Portland Lofts is expected to continue as a going concern and to continue to provide distributions to HPP'89.  As of September 30, 1997, HPP'89 had
cumulative unrecorded losses totaling $14,300.

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

        HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

             CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                           SEPTEMBER 30, 1997

                              (UNAUDITED)

	402 Julia has had better than 90% occupancy levels since July 1990 and was 100% leased at September 30, 1997. This 24 unit residential building has benefited from a relatively strong market in the warehouse district of New Orleans.

	TCAMP had an economic occupancy of approximately 98% for the nine months ended September 30, 1997, and has met occupancy projections. This 255 unit property operates in a very competitive lowertown St. Paul market and has been leased above 90% since 1992.

	As of September 30, 1997, Portland Lofts had approximately 95% occupancy of residential units and 89% occupancy of net rentable commercial space for a combined occupancy of approximately 93%.

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

16
         HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                       PART II - OTHER INFORMATION

                          SEPTEMBER 30, 1997



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

                    				HISTORIC PRESERVATION PROPERTIES 1989
                     			LIMITED PARTNERSHIP

                    				By:	Boston Historic Partners Limited Partnership
                       					General Partner

                        				By:	Portfolio Advisory Services, Inc.
                        				  		General Partner

Date:  November 1, 1997    					By: 	/s/ Terrence P. Sullivan
                               					Terrence P. Sullivan,
                             							President

                         			and


Date:  November 1, 1997 				By:	/s/ Terrence P. Sullivan
                          						Terrence P. Sullivan,
                             			General Partner


