Form 10-K
period 1997-12-31
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 1998-04-01
CIK 839614

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549

	FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15 (d) of the
  Securities Exchange Act of 1934
For the fiscal year ended December 31, 1997
	or
[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
  Securities Exchange Act of 1934

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

	Yes  X        No
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
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

                        	1997 FORM 10-K ANNUAL REPORT

                             	TABLE OF CONTENTS

  	                                                        Sequential
									                                       Page No.   Page No.

PART I

	Item 1	Business		                          				K- 3	       	  4
	Item 2	Properties				                        		K- 7	          8
	Item 3	Legal Proceedings			                   	K- 7		         8
	Item 4	Submission of Matters to a
   			  Vote of Unit Holders		                 	K- 7 	         8

PART II

	Item 5	Market for the Registrant's
   			  Units and Related Unit
			     Holder Matters	                      			K- 8           9
	Item 6	Selected Financial Data	              		K- 9	       	 10
	Item 7	Management's Discussion and
			     Analysis of Financial
			     Condition and Results of
			     Operations		                          		K-10          11
	Item 8	Financial Statements and
			     Supplementary Data		                  		K-15        	 16
	Item 9	Changes In and Disagreements
			     with Accountants on Accounting
			     and Financial Disclosure              		K-15 	        16

PART III

	Item 10	Director and Executive
    			  Officer of the Registrant            		K-16 	        17
	Item 11	Executive Compensation	              		K-17        	 18
	Item 12	Unit Ownership of Certain
			      Beneficial Owners and
			      Management				                        	K-17          18
	Item 13	Certain Relationships and
			      Related Transactions	                		K-18 	        19

PART IV

	Item 14	Exhibits, Financial Statement
			      Schedules and Reports on Form 8-K						K-19		        20

SIGNATURES								                             	K-20 	      	 21

SUPPLEMENTAL INFORMATION	                  					K-21	         22


                               	PART I

Item 1.	Business

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

The general partner of the Partnership is Boston Historic Partners Limited Partnership (the General Partner), a Massachusetts limited partnership. The general partners of the General Partner are (i) Portfolio Advisory Services, Inc. (PAS), a Massachusetts corporation organized for the purpose of acting as a general partner of the General Partner, and (ii) Terrence P. Sullivan (Sullivan). Limited partnership interests in the General Partner are held by investors unaffiliated with the General Partner (except for an approximately one-half percent limited partnership interest which is owned by Sullivan).

The Partnership does not have any employees. For the period January 1, 1995 through September 30, 1995, accounting, asset management and investor services for the Partnership were performed by PAS who received no fee but was reimbursed for operating costs of providing such services.

On October 1, 1995, HPP'89 engaged Claremont Management Corporation
(CMC), an unaffiliated Massachusetts Corporation, to provide asset management, accounting and investor services for an annual fee of $76,800 and reimbursement of all operating expenses of providing such services. Commencing July 1, 1996, the annual fee for such services was reduced to $67,200. The contract with CMC, which originally expired on June 30, 1997, was renewed until June 30, 1998 and is automatically renewed on a yearly basis unless otherwise terminated as provided for in the agreement.

The Partnership's only business is investing in real properties for which the cost of rehabilitating such properties qualifies for Rehabilitation Tax Credits. A presentation of information about industry segments is not applicable and would not be helpful in understanding the Partnership's business taken as a whole. The Partnership's investment objectives and policies are described on pages 28-36 of its Prospectus dated December 19, 1988 (the Prospectus) under the caption "Investment Objectives and Policies", which description is incorporated herein by this reference. The Prospectus was filed with the Commission pursuant to Rule 424 (b) on January 5, 1989.

The Partnership originally invested an aggregate of $11,158,064 in three limited partnerships (collectively, the "Investee Partnerships") through the acquisition of general partnership interests in the Investee Partnerships, each of which owned or acquired real properties, the rehabilitation of which qualified for Rehabilitation Tax Credits. The Partnership also originally invested $5,000,000 in a real property that the Partnership purchased directly. As of December 31, 1997, 100% of the Limited Partners' capital contributions (net of selling commissions, organizational and sales costs, acquisition fees and reserves) had been invested in real property investments.

As discussed below, in March 1996, the Partnership contributed its interest in the property it owned directly to an Investee Limited
Liability Company, of which the Partnership maintained an interest.

The Investee Partnerships and the Investee Limited Liability Company are herein collectively referred to as "the Investee Entities". Each of the Investee Entities' agreements is different, but in general, provides for a sharing of management duties and decisions among HPP'89 and the respective local general partners or other managing members and certain priorities to HPP'89 with respect to return on and return of invested capital. Significant Investee Entity decisions require the approval of both HPP'89 and the local general partners or other managing members. In addition, each Investee Entity has entered into various agreements with its local general partners or an other member, or their affiliates, to provide development, management and other services, for which the local general partners, other member, or their affiliates, are paid fees by the respective Investee Entity. All the Investee Entities are subject to first mortgage loans (except for Jenkins Court Associates Limited Partnership, as discussed below). See Management's Discussion and Analysis of Financial Condition and Results of Operations included as part of this Annual report on Form 10-K for further detail.

The Investee Entities of the HPP'89 are 402 Julia Street Associates Limited Partnership, Jenkins Court Associates Limited Partnership, The Cosmopolitan at Mears Park Limited Liability Company and Portland Lofts Associates Limited Partnership.

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

On September 16, 1993, the Partnership sold one-third of its general partnership interest in 402 Julia to the developer general partner. The Partnership's percentage of interest in 402 Julia was thereby reduced from 98% to 65%.

Rehabilitation Tax Credits generated by 402 Julia and previously allocated to HPP'89 Limited Partners totaled $248,796 since inception. As of March 31, 1995, 100% of these credits were fully vested.

Jenkins Court Associates Limited Partnership (Jenkins Court) is a Delaware limited partnership which was formed on December 20, 1988 to acquire, construct, rehabilitate, operate and manage a 144,000 net rentable square foot five-story building and 30,000 net rentable square feet of new retail space, including storage areas and parking facilities, located at Old York Road and Rydal Road, Jenkintown Borough, Pennsylvania.

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

Jenkins Court filed for protection under Chapter 11 federal bankruptcy laws on November 23, 1994. On August 31, 1995, after maximum vesting of the remaining Rehabilitation Tax Credits had been achieved for 1995 and considering the unlikelihood of a successful plan of reorganization, Jenkins Court negotiated with the mortgage holder to transfer the deed and title of the property to the mortgage holder in lieu of foreclosure.
The transfer of deed and title of the property to the mortgage holder resulted in a recapture of Rehabilitation Tax Credits in 1995 of $42,229 to HPP'89, of which $41,807 was allocated to the Limited Partners of HPP'89. Tax credits allocated to the Limited Partners of HPP'89 totaling $2,758,113 were vested on or before June 15, 1995. Therefore, 98.5% of the Limited Partners' tax credits were vested prior to the loss of the property.

On December 18, 1989, HPP'89 acquired the Cosmopolitan Building (The Cosmopolitan) containing 255 residential units and approximately 2,200 square feet of commercial space. The building was renovated, and certain renovation costs qualified for Rehabilitation Tax Credits. HPP'89's investment in The Cosmopolitan represented approximately 39% of the aggregate amount which HPP'89 originally contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in The Cosmopolitan.

Rehabilitation Tax Credits generated by the purchase of the Cosmopolitan Building and previously allocated to HPP'89's limited partners totaled $4,307,491 since inception. As of December 31, 1994, 100% of these tax credits were fully vested.

In March 1996, the Partnership contributed The Cosmopolitan and certain other assets and liabilities to The Cosmopolitan at Mears Park, LLC (TCAMP), a Delaware limited liability company, for a 50% ownership interest in TCAMP. Concurrently, a party related to CMC contributed $650,000 in cash to TCAMP for a 50% ownership interest in TCAMP. Simultaneously, TCAMP issued a mortgage note, the proceeds of which, along with the $650,000 cash contribution, were used to settle in full the Partnership's mortgage note related to The Cosmopolitan.

Portland Lofts Associates Limited Partnership (Portland Lofts) is a Delaware limited partnership formed on August 8, 1989 to acquire, construct, rehabilitate, operate and manage three buildings containing 89 residential units including 29,250 square feet of ground floor space useable as either commercial space or as home/studio space for artists, located at 555 Northwest Park Avenue in Portland, Oregon.

HPP'89 contributed $3,820,000 through December 31, 1997 to the capital of Portland Lofts and owns a general partnership interest therein. HPP'89's investment in Portland Lofts represents approximately 21% of the aggregate amount which HPP'89 originally contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan
Building.

Rehabilitation Tax Credits generated by Portland Lofts and allocated to HPP'89's Limited Partners totaled $1,775,571 since inception. As of April 1, 1996, 100% of these tax credits were fully vested.

The Investee Entities are, and will continue to be, subject to competition from existing and future projects in their respective geographic areas. The success of the Partnership will depend on factors, many of which are beyond the control of the Partnership and which cannot be predicted at this time. Such factors include general economic and real estate market conditions, both on a national basis and in those geographic areas where the projects are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs and government regulations. In addition, other risks inherent in real estate investment may influence the ultimate success of the Partnership, including (i) possible reduction of rental income due to an inability to maintain high occupancy levels or adequate rental levels, or (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, or a decrease in employment or adverse changes in real estate laws, including building codes. In particular, changes in federal and state income tax laws affecting real estate ownership or limited partnerships could have a material and adverse effect on the business of the Partnership.

Item 2.	Properties

See Item 1 above.

Item 3.	Legal Proceedings

The Partnership and its Investee Entities are not party to, to the best knowledge of the General Partner, any material pending legal proceedings.

Item 4.	Submission of Matters to a Vote of Unit Holders.

No matters were submitted to a vote of Unit holders.


                             	PART II

Item 5.	Market for Registrant's Units and Related Unit Holder Matters.

(a)	There is no established public market for the Units and no
    such market is expected to develop. Trading in the Units is limited and sporadic and occurs solely through private transactions.

(b)	As of March 16, 1998, there were 2,520 holders of Units.

The Amended and Restated Agreement of Limited Partnership (the Partnership Agreement) requires that any Cash Flow (as defined therein) be distributed quarterly to the investor limited partners (Limited Partners) in specified proportions and priorities and that Sale or Refinancing Proceeds (as defined therein) be distributed as and when available. There are no restrictions on the Partnership's present or future ability to make distributions of Cash Flow or Sale or Refinancing Proceeds. For the years ended December 31, 1997, 1996 and 1995, no distributions of Cash Flow or Sale or Refinancing Proceeds were paid or accrued to the Limited Partners.


Item 6.	Selected Financial Data.



                      Periods Ended December 31,



                       1997      1996        1995         1994         1993
                             (Unaudited)  (Unaudited)  (Unaudited) (Unaudited)

Revenue            $  8,912  $  552,395  $ 2,164,691  $ 2,188,421  $2,074,655

Net Income (Loss)  $(96,522) $  473,848  $(1,928,010) $(1,391,927)$(1,476,662)

Net Income (Loss)
  per weighted
 	average Unit
  outstanding:
 		Loss before
     extraordinary
      gain        $  (3.59)  $(324.25)  $   (71.79)  $   (51.83)  $ (54.98)
	 	Extraordinary
     gain         $      -   $ 341.89   $        -   $        -   $      -
		 Net Income
    (Loss)        $  (3.59)  $  17.64   $   (71.79)  $   (51.83)  $  (54.98)


Total Assets as
 of December 31,  $783,736   $ 892,540  $17,160,719  $19,092,470  $19,495,840

Long Term Debt,
 excluding
  discount as of
   December 31,   $      0   $       0  $17,579,606  $18,496,144  $17,884,892

Cash Distributions
  per weighted
 	average Unit
   Outstanding    $      0  $       0   $        0   $         0  $        0

Rehabilitation
  Tax Credit per
   Unit           $      0  $       0   $        0   $         0  $        0


See Item 7 for a discussion of the factors that may materially affect the foregoing information in future years.


Item 7.	Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

Liquidity and Capital Resources. The Partnership terminated its offering of Units on December 29, 1989, at which time Limited Partners had purchased 26,588 Units, representing gross capital contributions of $26,588,000. The Partnership originally invested an aggregate of $11,158,064 in three Investee Partnerships which owned or acquired real properties, the rehabilitation of which qualified for Rehabilitation Tax Credits. The Partnership also originally invested $5,000,000 in The Cosmopolitan, real property that the Partnership had purchased directly, and was required to place a total of $2,000,000 in an escrow account with the mortgage lender for this property for the purpose of funding operating deficits.

Such amounts originally contributed represent approximately 100% of the Limited Partners' capital contributions after deduction of selling commissions, organizational and sales costs, acquisition fees and reserves. The Partnership does not expect to make any additional investments in new real estate.

The Cosmopolitan is a 255 unit residential property with traditional, annual operating leases to individuals that expire within one year of signing. This 255 unit building operates in a very competitive lowertown St. Paul market.

On January 5, 1995, the Partnership resolved a dispute with the holder of the Cosmopolitan's mortgage over certain amounts in an escrow account. As a result, the Partnership received approximately $286,000 from the escrow account which was used to fund and reserve for the general and administrative expenses of the Partnership, and obtained the opportunity to purchase the mortgage note at the fair market value of the property, in exchange for the release of the principal funds from the escrow account as a payment toward the mortgage principal and a reduction of the mortgage term by three years. Effective March 15, 1996, HPP'89 contributed The Cosmopolitan, and certain other assets and liabilities, to TCAMP (a Limited Liability Company) for a 50% ownership interest. Concurrently, another member contributed $650,000 cash to TCAMP for a 50% ownership interest. Simultaneously, TCAMP issued a mortgage note in the amount of $7,000,000 the proceeds of which along with the $650,000 contributed cash, were used to settle in full HPP'89's mortgage note payable related to the Cosmopolitan Building. TCAMP's mortgage bears interest at 9.14%: amortizes over a 25 year schedule and requires monthly payments of principal, interest, real estate tax and replacement reserve deposits totaling $92,735; the mortgage matures in March 2003, at which time all unpaid principal and accrued interest is due. After March 14, 1996, HPP'89 no longer had any operations directly related to real estate activity or generated cash from rental activity of The Cosmopolitan. As of March 15, 1996, the Partnership accounts for its investment in TCAMP under the equity method of accounting.

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

Due to the foreclosure proceeding related to Jenkins Court, HPP'89 no longer has an investment in the property. As of December 31, 1995, the investment in Jenkins Court and its corresponding reserve, both totaling $5,471,055, were eliminated from the balance sheet.

In May 1996, Portland Lofts reached a settlement agreement with the holder of its mortgage note and an unsecured note. According to the Settlement Agreement, Portland Lofts was allowed until, July 31, 1996, to pay $5,400,000 to the holder in full satisfaction of both the mortgage note and an unsecured note.

On June 20, 1996, Portland Lofts issued a promissory mortgage note in the amount of $5,625,000 and a promissory note to a general partner in the amount of $340,000 to provide sufficient funds to pay in full the $5,400,000 settlement amount with the holder in full satisfaction of both the mortgage note, the unsecured note payable and all related closing costs. The transaction resulted in an extraordinary gain on extinguishment of debt of $1,656,579. The current mortgage note on the property: bears interest at 9.0%; amortizes over a 25-year schedule; requires monthly payments of principal and interest of $47,205; and matures on July 1, 2006, at which time all unpaid principal and interest is due.

402 Julia is a mix-use property with 24 residential units and 3,500 square feet of commercial space. On September 16, 1993, HPP'89 sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. HPP'89's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale required an initial payment of $100,000, which was received in September 1993, and requires annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. 402 Julia's mortgage loan bears interest at 10%; amortizes over a 35-year schedule; requires monthly payments of principal and interest, real estate tax, insurance and replacement reserve escrow deposits totaling $11,014; and matures in May of 2001, at which time all unpaid principal and accrued interest is due.


The short-term liquidity of the Investee Entities, with the exception of Jenkins Court, depends on their ability to generate sufficient rental income to fund operating expenses and debt service requirements. TCAMP, Portland Lofts and 402 Julia have stabilized operations and, after considering the effects of TCAMP's and Portland Lofts' recent respective refinancings, are expected to generate cash flow. For the year ended December 31, 1997, the Partnership received distributions from Portland Lofts of $156,000 and for the year ended December 31, 1996, the Partnership received distributions from Portland Lofts and TCAMP totaling $26,000 and $98,200, respectively.

HPP'89's cash is used primarily to fund general and administrative expenses of managing the public fund. The Partnership's only source of short term liquidity is from distributions received from Investee Entities and the proceeds from the previous sale of a partial interest in 402 Julia. The Partnership expects to fund its expenses with cash flow distributions from Portland Lofts, and from TCAMP if such distributions are available to HPP'89 and are required to fund expenses. As of December 31, 1997 and 1996, the Partnership had $175,288 and $163,316 of total cash.

To the extent that The Partnership accumulates from whatever sources operating reserve amounts greater than $140,000 at the end of any fiscal year, The Partnership is required to contribute such excess within thirty days of the end of such fiscal year to TCAMP as additional capital contributions to be distributed by TCAMP to its other member as a return of the outstanding portion of her original capital contribution. Since the Partnership anticipates funding its expenses principally from distributions received from Portland Lofts, the Partnership does not expect that this requirement will affect its ability to fund its expenses. Subsequent to the year ended December 31, 1997, HPP'89 contributed approximately $35,000 to TCAMP.

Cash flow generated from the Partnership's investment properties and the Partnership's share of the proceeds from the sale of such properties is expected to be the source of future long-term liquidity.

Results of Operations.  As a result of the contribution of The
Cosmopolitan to TCAMP for a 50% ownership interest in TCAMP, subsequent to March 14, 1996 HPP'89 no longer had operations directly related to real estate activity. As of the date of contribution, the Partnership accounts for its investment in TCAMP under the equity method of accounting.

Due to the foreclosure proceeding related to Jenkins Court, HPP'89 no longer has an investment in the property. As of December 31, 1995, the investment in Jenkins Court and its corresponding reserve, both totaling $5,471,055, were eliminated from the balance sheet.

The Partnership accounts for its investments in its three remaining investee entities under the equity method. In general, under the equity method of accounting for investments, the investment is recorded at cost and the current allocable portion of earnings
(losses) of an Investee Entity is recorded as income (loss) with a corresponding increase

(decrease) to the investment account. The allocable portion of losses of an Investee Entity are not recorded after the respective investment account is reduced to zero. The allocable portion of earnings of an Investee Entity are not recorded until all previously unrecorded losses are absorbed. The Partnership's allocable share of operating income and/or losses in investee entities range from 50% to 99%.

As of December 31, 1997, 402 Julia leased 89% of its residential units and 100% of its commercial space for a combined occupancy of 91%. 402 Julia has benefited from a relatively strong New Orleans market and continues to record stable operations in recent years. The average occupancy has decreased slightly compared to prior years due to the increased availability of low mortgage rates in the single family home market. 402 Julia rents units to residential tenants, half of which are under short-term operating leases with the remaining rented under month-to-month arrangements. For the year ended
December 31, 1997, 402 Julia recorded a net loss of approximately $16,000 of which included depreciation and amortization of approximately $44,000.

At December 31, 1997, Portland Lofts had leased approximately 93% of its residential apartment units and 91% of the commercial space for a combined occupancy of 92%. Portland Lofts rents space to residential tenants principally under month-to-month arrangements and to commercial tenants under operating leases of varying terms expiring through 2004. As of December 31, 1997, the Partnership had entered into fifteen commercial leases. The Partnership's largest commercial tenant occupancies 23% of the commercial space at December 31, 1997, representing only 5.8% of the total square feet of the property. For the year ended December 31, 1997, Portland Lofts recorded a net loss of approximately $175,000 of which included depreciation and amortization of approximately $283,000.

TCAMP operates in the competitive lowertown district of St. Paul.
Despite the availability of low mortgage rates in the single family house market, the building has increased rental rates with the market and maintained occupancy above 95% for several years.

TCAMP has achieved stable occupancy and had an economic occupancy of 98% for the years ended December 31, 1997 and 1996, respectively. TCAMP completed its first full year of operations under the Limited Liability Company ownership and recorded net income of approximately $194,000, which included depreciation and amortization expense of approximately $268,000, for the year ended December 31, 1997.

Distributions received are recorded as reductions to the investment account. Distributions received from an Investee Entity whose respective investment account has been reduced to zero are recorded as income.

In 1990, the Partnership fully reserved against its investment in Portland Lofts, due to the substantial doubt it would continue as a going concern. Accordingly, since the Portland Lofts investment was fully reserved for, the Partnership had cumulative unrecorded losses of $1,325,926 associated with the investment as of December 31, 1995.
Principally as a result of an extraordinary gain on extinguishment of debt, Portland Lofts generated net income of $1,547,514 in 1996, of which HPP'89 has been allocated $1,532,039. This allocated net income allowed HPP'89 to recover all of its cumulative unrecorded losses from Portland Lofts. HPP'89's net income in equity recognized in 1996, after recovery all of cumulative unrecorded losses, from the Portland Lofts Investment, totaled $206,113. As of December 31, 1996, the net balance of HPP'89's investment in Portland Lofts totaled approximately $180,100.

For the year ended December 31, 1997, Portland Lofts allocated a net loss of $173,710 and cash distributions of $156,000 to HPP'89. During 1997, HPP'89's investment in Portland Lofts was reduced to zero due to allocation of losses and distributions received. Accordingly, HPP'89 has cumulative unrecorded losses at December 31, 1997 totaling $95,391 and recorded distributions received of $54,203 as equity income of Investee Entities. Although HPP'89's investment in Portland Lofts has been reduced to zero, Portland Lofts is expected to continue as a going concern and to continue to provide distributions to HPP'89.

The Partnership recorded a net loss, under generally accepted accounting principles, of $96,522 for the year ended December 31, 1997, compared to net income of $473,848 for the year ended December 31, 1996. This $569,405 decrease is primarily attributable to transactions relating to the contribution in 1996 of The Cosmopolitan to TCAMP and a decrease in HPP'89's share of equity in income of investee entities. The contribution of The Cosmopolitan to TCAMP in 1996 resulted in a provision for impairment of real estate of $8,437,963, the difference between the carrying value and the fair market value of the property at transfer, and an extraordinary gain on extinguishment of debt of $9,182,017, the amount outstanding under the mortgage payable and the amount accepted by the lender from TCAMP in full settlement. The decrease in HPP'89's share of equity in income of investee entities is primarily due to the allocated net income from Portland Lofts in 1996. Portland Lofts' net income for the year ended December 31, 1996 was primarily attributable to the extraordinary gain on extinguishment of debt, the difference between the amount outstanding under the mortgage payable and previous agreed settlement amount with the holder of the mortgage and the unsecured note.

The Partnership recorded net income of $473,848, under generally accepted accounting principles, for the year ended December 31, 1996, compared to a net loss of $1,928,010 for the year ended December 31, 1995. This $2,401,858 increase in income from 1995 to 1996, was primarily due to the contribution of The Cosmopolitan to TCAMP, as discussed above, and an increase in equity in income of investee entities. The increase in equity in income of investee entities for the year ended December 31, 1996, compared to the previous year, is primarily due to the allocated net income from Portland Lofts and TCAMP for the year ended December 31, 1996. As mentioned above, Portland Lofts allocated net income to the Partnership in 1996, due to the extraordinary gain of extinguishment of debt in 1996. TCAMP allocated net income to the Partnership in 1996, under the equity method of accounting, prior to March 15, 1996 the Partnership recorded operations from The Cosmopolitan directly due to real estate activity.

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

Year 2000 Issues

The Partnership and its Investee Entities have analyzed the effect of the Year 2000 on their respective financial and computer systems and have incorporated and/or expect to have incorporated the necessary modifications to avert any negative consequences. The Partnership does not anticipate Year 2000 issues to have any material effect on its operations or the operations of the Investee Entities, or incur substantial costs to address Year 2000 issues.

Item 8.	Financial Statements and Supplementary Data.

See the Financial Statements of the Partnership included as part of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.

       	None.


                           	PART III

Item 10.	Director and Executive Officer of the Registrant.

       		(a) and (b)  Identification of Director and Executive Officer.

The following table sets forth the name and age of the director and executive officer of PAS and the offices held by such person.

	Name	                   		Office	                     		Age

Terrence P. Sullivan      	President and Director       	51

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

The background and experience of the executive officer and director of PAS and Boston Capital Planning identified above in Items 10(a) and 10(b) is as follows:

Terrence P. Sullivan, 51, is the founder and sole shareholder of Boston Capital Planning, a financial consulting and real estate syndication firm, and its wholly-owned subsidiary, Boston Bay Capital, Inc. (Boston Bay Capital). Founded in 1979, Boston Bay Capital was an NASD-Registered broker/dealer specializing in placement of interests in real estate limited partnerships which own historic and restoration properties. From 1979 through December 31, 1986, Boston Bay Capital participated in the placement of limited partnership interests in 98 real estate programs, approximately 60 of which were historic rehabilitation or restoration partnerships, placing a total of approximately $140,000,000 in equity. In addition, Boston Bay Capital served as dealer manager in connection with the sale of Units of limited partnership interest in Historic Preservation Properties Limited Partnership, Historic Preservation Properties 1988 Limited Partnership, the Partnership, and Historic Preservation Properties 1990 L.P. Tax Credit Fund, four public programs sponsored by the General Partner and an affiliate of the General Partner. Such public programs sold an aggregate of approximately $82 million of Units of limited partnership interest.

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

The General Partner and its affiliates for the year ended December 31, 1995 were reimbursed for Administrative Expenses totaling $67,955 (unaudited). There were no expense reimbursements paid to or accrued, for the years ended December 31, 1996 and 1997.

For the years ended December 31, 1997, 1996 and 1995 the Partnership allocated to the General Partner unaudited taxable income (losses) of $(120,227), $104,578 and $(20,545), respectively. See Note 4 of
Notes to Financial Statements for additional information about transactions between the Partnership and the General Partner and its affiliates.

Item 12.	Unit Ownership of Certain Beneficial Owners and
         Management.

       		(a)	Unit Ownership of Certain Beneficial Owners.

No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 15, 1998. Pursuant to the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

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

No director or executive officer of PAS, Boston Capital Planning or their affiliates had any beneficial ownership of Units as of March 15, 1998. However, a former Vice President of Boston Capital Planning purchased 20 Units ($20,000) in the Partnership during 1989.
 No officer or director of PAS or Boston Capital Planning, nor any general partner of the General Partner, nor any of their respective affiliates, possesses the right to acquire Units.

    		(c)	Change in Control.

There exists no arrangement known to the Partnership which may at a subsequent date result in a change in control of the Partnership.

Item 13.	Certain Relationships and Related Transactions.

See Note 4 of Notes to Financial Statements for information about transactions between the Partnership and the General Partner and its affiliates. See Item 11 above for information concerning the reimbursements which the Partnership paid to the General Partner and its affiliates for the year ended December 31, 1995.



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

 	(b)	Reports on Form 8-K - The Partnership did not file
      any Current Reports on Form 8-K during the fourth quarter of 1995.

                     	SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               			HISTORIC PRESERVATION PROPERTIES 1989
               			LIMITED PARTNERSHIP

               			By:	Boston Historic Partners Limited
                 				 Partnership, General Partner

                  				By:	Portfolio Advisory Services,
                     					Inc., General Partner

Date:  March 16, 1998	        		By:	/s/Terrence P. Sullivan
						                             	Terrence P. Sullivan,
							                              President

                     				and

Date:  March 16, 1998        			By:	/s/Terrence P. Sullivan
                             							Terrence P. Sullivan,
                              					 	 General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	                     	Title


                           					Individual General Partner
                                of Boston Historic Partners Limited
/s/Terrence P. Sullivan	       	Partnership and President, Principal
Terrence P. Sullivan	          	Executive Officer and Director of
				                           	Portfolio Advisory Services, Inc.,

Date: March 16, 1998            General Partner of Boston Historic
                           					Partners Limited Partnership.

                           					Principal Financial and Principal
                           					Accounting Officer of Portfolio
/s/Terrence P. Sullivan	       	Advisory Services, Inc., General
Terrence P. Sullivan	          	Partner of Boston Historic Partners
                           					Limited Partnership
Date: March 16, 1998


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
                  Historic Preservation Properties 1989 Limited Partnership
                  dated as of December 19, 1988, as currently in effect,
                  other than amendments thereto which provide solely for the admission or withdrawal of investors as limited partners
                  of the Partnership (filed as an exhibit to the
                  Partnership's Registration Statement of Form S-11,
                  File No. 33-2419, and incorporated herein by this
                  reference).

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
                  Building, St. Paul, Minnesota.

               						I.	Purchase and Sale Agreement between Historic
                        Landmarks Realty Growth Fund:  The Cosmopolitan
                        (the "Seller"), as Seller, and Historic Preservation
                        Properties 1989 Limited Partnership (the
                        "Partnership"), as Buyer, dated as of July 14, 1989
                        (filed as part of Post-Effective Amendment No. 2
                        to the Partnership's Registration Statement on
                        Form S-11, File No. 33-24129, and incorporated
                        herein by this reference).

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

            						VIII.	Assignment of Depository accounts dated December 18,
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

10(g)	          Documents relating to $400,000 loan to Portland Lofts
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
	10(h)          	Management Agreement dated August 20, 1989 between Portland
                 Lofts Associates Limited Partnership and Great Northwest
                 Management (filed as Exhibit No. 10(h) to the Partnership's
                 Form 10-K as of December 31, 1989 and incorporated herein
                 by this reference).

	10(i)          	Documents relating to Settlement of Fleet National Bank
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

	10(j)           	Documents relating to Amended Settlement of Fleet Loan to
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

	10(k)	          Agreement for Extension of Debt and Related Matters between
                 Security Pacific Bank Oregon, Portland Lofts Associates
                 Limited Partnership and Joseph W. Angel, II dated May 7,
                 1991 (filed as Exhibit No. 10(k) to the Partnership's
                 Form 10-K as of December 31, 1991 and incorporated herein
                 by this reference).

	10(l)          	Documents related to the Second Amended Settlement of Fleet
                 Loan to Jenkins Court dated as of July 2, 1992.

               						I.	Second Amended and Restated Settlement Agreement
                        between Fleet and Jenkins Court (filed as Exhibit
                        No. 10(l) to the Partnership's Form 10-K as of
                        December 31, 1992 and incorporated herein by this
                        reference).

10(m)          		Documents relating to the Amended $6,800,000 Construction
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

	10(n)           	Management Agreement dated April 1, 1992 between Portland
                  Lofts Associates Limited Partnership and C & R Realty
                  (filed as Exhibit No. 10(n) to the Partnership's Form 10-K as of December 31, 1992 and incorporated herein by this
                  reference).

	10(o)           	Documents relating to the sale of a portion of the general
                  partnership interest in 402 Julia Street Associates Limited
                  Partnership (all dated September 16, 1993)

               						I.	Second Amendment to the Amended and Restated
                        Agreement of Limited Partnership of 402 Julia
                        Street Associates Limited Partnership (filed as
                        Exhibit No. 10(o) to the Partnership's Form 10-K
                        as of December 31, 1993 and incorporated herein
                        by this reference).

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

	10(p)           	Agreement for Extension of Loan from Fleet Bank to Jenkins
                  Court Associates Limited Partnership (dated as of June
                  15, 1993) (filed as Exhibit No. 10(p) to the Partnership's
                  Form 10-K as of December 31, 1993 and incorporated herein
                  by this reference).

	10(q)           	Agreement for Extension of Loan from Capital Consultants,
                  Inc. to Portland Lofts Associates Limited Partnership
                  (dated January 3, 1994) (filed as Exhibit No. 10(q) to the
                  Partnership's Form 10-K as of December 31, 1993 and
                  incorporated herein by this reference).

	10(r)           	Documents relating to the $15,000 loan to Portland Lofts
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

	10(t)         Documents relating to the amendment of loan documents
               by and between Historic Preservation Properties 1989
               Limited Partnership and Mellon Bank, N.A. (all dated
               December 28, 1994, but executed January 4, 1995),
               (filed as Exhibit 10(t) to the Partnership's Form 10-K as of December 31, 1994 and incorporated herein by the reference).

               						I.	First Amendment to Note Mortgage and Assignment of
                        Leases.

               					II.	Second Amendment to Loan Agreement

              					III.	Letter Agreement on Payment of Legal Fees

	10(u)           Letter Agreement on Management Functions by and between
                 Historic Preservation Properties 1989 Limited
                 Partnership and Jenkins Court Investors Limited Partnership (dated September 8, 1994), (filed as Exhibit 10(u) to the Partnership's Form 10-K as of December 31, 1994 and incorporated herein by this reference).

  10(v)         	Stipulation of Settlement, and Transfer Deed, dated
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

  10(w)         	Asset Management Agreement, dated October 1, 1995,
                 by and among Historic Preservation Properties Limited Partnership, Historic Preservation Properties 1988 Limited Partnership, Historic Preservation Properties 1989
                 Limited Partnership, Historic Preservation Properties 1990 L.P. Tax Credit Fund and Claremont Management
                 Corporation, (filed as Exhibit 10(w) to the Partnership's Form 10-K as of December 31, 1995 and incorporated herein by this reference).

  10(x)         	Property Management Agreement, dated November 1, 1995,
                 by and between Historic Preservation Properties 1989 L.P.
                 and Claremont Management Corporation, (filed as
                 Exhibit 10(x) to the Partnership's Form 10-K as of
                 December 31, 1995 and incorporated herein by this reference).

	10 (y)         	First Amendment to Loan Documents, dated June 1, 1995,
                 by and between Portland Lofts Associates Limited Partnership and Capital Consultants, Inc., (filed as Exhibit 10(y) to the Partnership's Form 10-K as of December 31, 1995 and incorporated herein by this reference).

	10 (z)		        Documents relating to the organization and management of
                 The Cosmopolitan at Mears Park, LLC. 1996 (filed as Exhibit
                 10(z) to the Partnership's Form 10-K as of December 31, 1996
                 and incorporated herein by this reference).

                 I.	Operating Agreement of the Cosmopolitan at Mears Park,
                    LLC, dated March 15, 1996 (filed as Exhibit 10(z) to the Partnership's Form 10-K as of December 31, 1996 and incorporated herein by this reference).

                II.	Management Agreement between The Cosmopolitan at Mears
                    Park, LLC and Claremont Management Corporation, dated March 20, 1996 (filed as Exhibit 10 (z) to the Partnership's Form 10-K as of December 31, 1996 and incorporated herein by this reference).

	10 (aa)        	Documents relating to the refinancing of The Cosmopolitan
                 at Mears Park, LLC Mortgage Debt. (filed as Exhibit 10 (aa) to the Partnership's Form 10-K as of December 31, 1996 and incorporated herein by this reference).

                  I.	Promissory Note between the Cosmopolitan at Mears Park,
                     LLC and Heller Financial, Inc., dated March 20, 1996 (filed as Exhibit 10 (aa) to the Partnership's Form 10-K as of December 31, 1996 and incorporated herein by this reference).

                 II.	Mortgage, Assignment of Rents and Security Agreement
                     between the Cosmopolitan at Mears Park, LLC and Heller Financial, Inc., dated March 20, 1996 (filed as Exhibit 10 (aa) to the Partnership's Form 10-K as of December 31, 1996 and incorporated herein by this reference).

                III.	Letter Agreement between Patrick Carney and Heller
                     Financial regarding Personal Liability for carve-outs to non-recouse language dated March 20, 1996 (filed as Exhibit 10 (aa) to the Partnership's Form 10-K as of December 31, 1996 and incorporated herein by this reference).

	10 (bb)         	Settlement Agreement of the Amended Construction Loan to
                  Portland Lofts Associates, L.P., (Amended Construction
                  Loan Agreement filed as Exhibit No. 10(m) to the
                  Partnership's Form 10-K as of December 31, 1992) (filed
                  as Exhibit 10 (bb) to the Partnership's Form 10-K
                  as of December 31, 1996 and incorporated herein by this
                  reference).

10 (cc)          	Documents relating to the refinancing of the Portland Lofts
                  Associates, L.P. Mortgage Debt, (all dated as of June 20,
                  1996).

                     I.	Promissory Note between Portland Lofts Associates,
                        L.P. and Bank of America Oregon (filed as Exhibit 10 Form 10-K as of December 31, 1996 and incorporated herein by this reference).

                    II.	The Standing Loan Agreement between Portland Lofts
                        Associates, L.P. and Bank of America Oregon
                        (filed as Exhibit 10 (cc) to the Partnership's Form 10-K as of December 31, 1996 and incorporated herein by this reference).

                   III.	The Deed of Trust, with Assignment of Rents,
                        Security Agreement and Fixture Filing between Portland Lofts Associates, L.P. and Bank of America Oregon (filed as Exhibit 10 (cc) to the
                        Partnership's Form 10-K as of December 31, 1996 and incorporated herein by this reference).

                    IV.	The Payment Guaranty between Joseph W. Angel, II
                        and Bank of America Oregon (filed as Exhibit 10 (cc) to the Partnership's Form 10-K as of December 31, 1996 and incorporated herein by this reference).

                     V.	The Payment Guaranty between Lynne I. Angel and
                        Bank of America Oregon (filed as Exhibit 10 (cc) to the Partnership's Form 10-K as of December 31, 1996 and incorporated herein by this reference).

		10 (dd)       	Promissory Note between Portland Loft Associates, L.P.
                 and Joseph Angel and Lynne Angel, dated December 18, 1996
                 (filed as Exhibit 10 (dd) to the Partnership's Form 10-K as of December 31, 1996 and incorporated herein by this
                 reference).

		10	(ee)       	Forbearance Agreement between Historic Preservation
                 Properties 1989, L.P. and East Bank Angel Joint Venture,
                 dated July 1, 1997.

  22	           	List of Investee Partnerships (filed as Exhibit No. 22
                 to the Partnership's Form 10-K as of December 31, 1989 and incorporated herein by this reference).

	28(ii)(a)      	Pages 13-25, 28-36 and 36-39 of the Partnership's
                 Prospectus dated December 19, 1988 (filed with the Commission pursuant to Rule 424(b) on January 5, 1989 and incorporated herein by this reference).

	28(ii)(b)      	Supplement No. 1 to the Partnership's Prospectus dated
                 January 20, 1989 (filed as a part of Post-Effective
                 Amendment No. 1 to the Partnership's Registration
                 Statement on Form S-11, File No. 33-24129, and incorporated herein by this reference).

	28(ii)(c)      	Supplement No. 2 to the Partnership's Prospectus dated
                 June 30, 1989 (filed as part of Post-Effective Amendment
                 No. 2 to the Partnership's Registration Statement on Form S-11, File No. 33-24129 and incorporated herein by this reference).

	28(ii)(d)	      Supplement No. 3 to the Partnership's Prospectus dated
                 July 25, 1989 (filed as a part of Post-Effective Amendment
                 No. 2 to the Partnership's Registration Statement on Form
                 S-11, File No. 33-24129, and incorporated herein by this
                 reference).

	28(ii)(e)      	Supplement No. 4 to the Partnership's Prospectus dated
                 September 13, 1989 (filed as a part of Post-Effective Amendment No. 2 to the Partnership's Registration
                 Statement on Form S-11, File No. 33-24129, and incorporated herein by this reference).

	28(ii)(f)      	Supplement No. 5 to the Partnership's Prospectus dated
                 September 19, 1989 (filed as a part of Post-Effective Amendment No. 2 to the Partnership's Registration
                 Statement on Form S-11, File No. 33-24129, and incorporated herein by this reference).



            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                          FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                       ANNUAL REPORT ON FORM 10-K

                  Items 14 (a)  (1) and (2) and 14 (d)


                    INDEX TO FINANCIAL STATEMENTS


                                                        									Page

Financial Statements of Historic Preservation
	Properties 1989 Limited Partnership

		Independent Auditors' Report                                  	F-3
		Balance Sheets as of December 31, 1997 and 1996               	F-4
		Statements of Operations for the Years Ended
			December 31, 1997, 1996 and 1995                             	F-5
		Statements of Changes in Partners' Equity (Deficit) for the
			Years Ended December 31, 1997, 1996 and 1995                 	F-6
		Statements of Cash Flows for the Years Ended
			December 31, 1997, 1996 and 1995                             	F-7
		Notes to Financial Statements	                                 F-9
		Independent Auditors' Report on Accompanying Information	      F-18
		Financial Statement Schedule:
			Real Estate and Accumulated Depreciation Held
   			Directly and by Investee Entities                         	F-19

Financial Statements of The Cosmopolitan at Mears Park, LLC
	(the St. Paul, Minnesota
	Investee Entity)

		Independent Auditors' Report................................   F-21
		Balance Sheets as of December 31, 1997 and 1996               	F-22
		Statements of Operations for the Year Ended December 31, 1997
			and for  the Period March 15, 1996 (Inception) through
   December 31, 1996                                            	F-23
		Statements of Changes in Members' Equity (Deficit) for the
    Year Ended December 31, 1997	and the Period March 15, 1996
    (Inception) through December 31, 1996                       	F-24
		Statements of Cash Flows for the Year Ended December 31, 1997
    	and for the Period March 15, 1996 (Inception) through
     December 31, 1996                                          	F-25
		Notes to Financial Statements                                 	F-27

Financial Statements of Portland Lofts Associates
	Limited Partnership (the Portland, Oregon
	Investee Partnership)

		Independent Auditors' Report..................................	F-32
		Balance Sheets as of December 31, 1997 and 1996               	F-33
		Statements of Operations for the Years Ended
			December 31, 1997, 1996 and 1995                             	F-34
		Statements of Changes in Partners' Equity for the
			Years Ended December 31, 1997, 1996 and 1995                 	F-35
		Statements of Cash Flows for the Years Ended
			December 31, 1997, 1996 and 1995                             	F-36
		Notes to Financial Statements                                 	F-38

INDEX TO FINANCIAL STATEMENTS (Continued)

                                                          							Page

Financial Statements of 402 Julia Street Associates
	Limited Partnership (the New Orleans, Louisiana
	Investee Partnership)

		Independent Auditors' Report................................ .	F-44
		Balance Sheets as of December 31, 1997 and 1996               	F-45
		Statements of Operations for the Years Ended
			December 31, 1997, 1996 and 1995                             	F-46
		Statements of Changes in Partners' Equity (Deficit) for the
			Years Ended December 31, 1997, 1996 and 1995                 	F-47
		Statements of Cash Flows for the Years Ended
			December 31, 1997, 1996 and 1995                             	F-48
		Notes to Financial Statements                                 	F-49



                   INDEPENDENT AUDITORS' REPORT


The Partners
Historic Preservation Properties 1989 Limited Partnership
Quincy, Massachusetts

We have audited the accompanying balance sheets of Historic Preservation Properties 1989 Limited Partnership (the Partnership) as of December 31, 1997 and 1996 and the related statements of operations, partners' equity (deficit) and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Because we were not engaged to audit the statements of operations, changes in partners' equity (deficit) and cash flows for the years ended December 31, 1996 and 1995, we did not extend our auditing procedures to enable us to express an opinion on the results of the Partnership's operations, changes in partners' equity (deficit) and cash flows of Historic Preservation Properties 1989 Limited Partnership for the years ended December 31, 1996 and 1995. Accordingly, we express no opinion on them.

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Historic Preservation Properties 1989 Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


Lefkowitz, Garfinkel, Champi & DeRienzo P.C.

Providence, Rhode Island
February 27, 1998



        HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                            BALANCE SHEETS
                      DECEMBER 31, 1997 AND 1996


                                ASSETS

                                                   1997            1996

INVESTMENTS IN INVESTEE ENTITIES                 $ 4,000,210   $ 4,097,336
		Less reserve for realization of investments
			in Investee Entities                           (3,469,267)   (3,469,267)

                                                     530,943       628,069

CASH EQUIVALENTS                                    	175,288       163,316
OTHER ASSETS                                          77,505       101,155

                                                 $   783,736   $   892,540


                   LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
		Accounts payable and accrued expenses          $   33,562    $    45,844

						Total liabilities                              33,562         45,844


COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY
		Limited Partners' Equity - Units of
   Investor Limited Partnership Interest,
   $1,000 stated value per Unit-Issued
   and outstanding 26,588 units                    974,008       1,069,565
		General Partner's Deficit                       (223,834)       (222,869)

						Total partners' equity                       750,174         846,696

                                                $  783,736      $  892,540


 The accompanying notes are an integral part of these financial statements.

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                        STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                          1997       1996          1995
                                                 (Unaudited)    (Unaudited)
REVENUE:
 	Rental and related income            $     -   $  533,027     $ 2,043,734
 	Interest and other income              8,912       19,368         120,957

                                         8,912      552,395       2,164,691
EXPENSES:
 	Operating and administrative         164,308      177,397         131,791
 	Property operating expenses:
   	Other property operating                 -       57,709         313,375
  		Management fees                          -       21,940          86,771
  		Repairs and maintenance                  -       52,728         192,568
  		Utilities                                -       84,691         302,788
  		Real estate taxes                        -       85,698         330,492
  		Insurance                                -        7,295          30,150
  		Depreciation and amortization            -      124,804         524,903

                                       164,308      612,262       1,912,838


PROVISION FOR IMPAIRMENT OF REAL
	ESTATE                                      -   (8,437,963)              -

INCOME (LOSS) FROM OPERATIONS         (155,396)  (8,497,830)        251,853

INTEREST EXPENSE                             -      508,073       2,163,677

EQUITY IN INCOME (LOSS)
	OF INVESTEE ENTITIES                   58,874      297,734         (16,186)

NET LOSS BEFORE EXTRAORDINARY
	GAIN                                  (96,522)  (8,708,169)     (1,928,010)

EXTRAORDINARY GAIN ON
	EXTINGUISHMENT OF DEBT                      -    9,182,017               -

NET INCOME (LOSS)                   $  (96,522) $  473,848      $(1,928,010)

NET INCOME (LOSS) ALLOCATED
	TO GENERAL PARTNER                 $     (965) $    4,738      $   (19,280)

NET INCOME (LOSS) ALLOCATED
	TO LIMITED PARTNERS                $  (95,557) $  469,110      $(1,908,730)

NET INCOME (LOSS) PER UNIT OF
 INVESTOR LIMITED 	PARTNERSHIP
 INTEREST, BASED ON 26,588 UNITS
	ISSUED AND OUTSTANDING:

	LOSS BEFORE EXTRAORDINARY GAIN     $   (3.59)  $ (324.25)      $   (71.79)

	EXTRAORDINARY GAIN                         -      341.89                -

	NET INCOME (LOSS)                  $   (3.59)  $   17.64       $   (71.79)


 The accompanying notes are an integral part of these financial statements.

     HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
       FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 and 1995



                           Units of
                           Investor     Investor
                            Limited      Limited     General
                         Partnership    Partners'   Partner's
                          Interest       Equity      Deficit        Total

BALANCE, December 31,
 1994 (Unaudited)          26,588     $ 2,509,185   $ (208,327)  $ 2,300,858

   Net Loss (Unaudited)         -      (1,908,730)     (19,280)   (1,928,010)

BALANCE, December 31,
 1995 (Unaudited)          26,588         600,455     (227,607)      372,848

   Net Income (Unaudited)       -         469,110        4,738       473,848

BALANCE, December 31,
 1996 (Unaudited)          26,588       1,069,565     (222,869)     846,696

	Net Loss                       -         (95,557)        (965)     (96,522)

BALANCE, December 31,
 1997                      26,588       $ 974,008    $(223,834)   $ 750,174

  The accompanying notes are an integral part of these financial statements.

       HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      STATEMENTS OF CASH FLOWS
        FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                     1997           1996           1995
                                                 (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
   Net income (loss)             $  (96,522)    $   473,848     $ (1,928,010)
Adjustment to reconcile net
 income (loss) to 	net cash
 used in operating activities:

	Depreciation and amortization	          -         124,804           524,903
	Amortization of discount on
  mortgage payable                       -         233,893           930,442
	Provision for impairment of
  real estate at transfer
 of ownership interest in real
  estate to investee entity              -       8,437,963                -
	Extraordinary gain on
  extinguishment of debt                 -      (9,182,017)               -
	Deferred interest expense added
  to the principal of mortgage
  payable                                -          78,237           94,087
	Equity in (income) loss in
  investee entities                (58,874)       (297,734)          16,186
	Decrease (increase) in other
  assets                            23,650         (23,306)          10,701
	Increase (decrease) in accounts
  payable and 	accrued expenses    (12,282)         87,087          (27,705)
		  Net cash used in operation
      activities                  (144,028)        (67,225)         (79,396)

CASH FLOWS FROM INVESTING
 ACTIVITIES:

	Additions to building and
  improvements                           -              -           (16,369)
	Purchase of furniture and
  equipment                              -         (2,694)           (2,349)
	Decrease in due from investee
  entities                               -              -             3,000
	Cash payment at transfer of
  ownership interest in
  investment in real estate
  to investee entity                     -       (679,567)                -
	Cash distributions from
  investee entities                156,000        124,200                 -
	Net cash provided by (used
  in) investing activities         156,000       (558,061)          (15,718)

CASH FLOWS FROM FINANCING
ACTIVITIES:
	Principal payment on mortgage
  note payable                           -              -        (1,310,625)
	Payment of deferred financing
  fees                                   -              -           (19,593)

   	Cash used in financing
     activities                          -              -        (1,330,218)

NET INCREASE (DECREASE) IN CASH
	AND CASH EQUIVALENTS               11,972       (625,286)       (1,425,332)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF YEAR                 163,316        788,602         2,213,934

CASH AND CASH EQUIVALENTS,
 END OF YEAR                     $ 175,288     $  163,316     $     788,602

SUPPLEMENTAL CASH FLOW
INFORMATION:

	Cash paid for interest          $      -      $ 301,349      $     832,170



The accompanying notes are an integral part of these financial statements.

                                F - 7


       HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
               STATEMENTS OF CASH FLOWS (CONTINUED)
         FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


NON-CASH INVESTING ACTIVITY:

    On March 15, 1996, Historic Preservation Properties 1989 Limited Partnership contributed the following assets and liabilities to The Cosmopolitan at Mears Park, LLC:

            Land                                     $  1,009,000
            Building and improvements                   6,074,104
            Furniture and equipment                       200,994
            Cash and cash equivalents                     144,633
            Cash, security deposits                        94,093
            Real estate tax escrow                        168,416
            Rent receivable                                 6,533
            Deferred financing fees                       233,397
            Mortgage note payable                      (7,650,000)
            Accounts payable and accrued expenses        (184,799)
            Security deposits                             (96,371)

  The accompanying notes are an integral part of these financial statements.

        HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      NOTES TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


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

Boston Historic Partners Limited Partnership (BHP), a Massachusetts limited partnership, is the general partner of HPP'89. BHP was formed in November 1986 for the purpose of organizing, syndicating and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships). As of December 31, 1997, BHP had established three such partnerships, including HPP'89. Officers of Boston Capital Planning Group, Inc. (BCPG), an affiliate of BHP, were the initial limited partners of HPP'89. The initial limited partners withdrew as limited partners upon the first admission of Investor Limited Partners (Limited Partners). Prior to admission of the Limited Partners, all costs incurred by HPP'89 were paid by BHP. On May 3, 1989, the first Limited Partners were admitted to HPP'89 and operations commenced.

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


(2)	Summary of Significant Accounting Policies

	Investments in Investee Entities

HPP'89 accounts for its investments in its four investee entities (Investee Entities) under the equity method. In general, under the equity method of accounting for investments, the investment is recorded at cost and the current allocable portion of earnings (losses) of an Investee Entity is recorded as income (loss) with a corresponding increase (decrease) to the investment account. The allocable portion of losses of an Investee Entity are not recorded after the respective investment account is reduced to zero. The allocable portion of earnings of an Investee Entity are not recorded until all previously unrecorded losses are absorbed.

Distributions received are recorded as reductions to the investment account. Distributions received from an Investee
Entity whose respective investment account has been reduced to zero are recorded as income.

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

        HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
           FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


(2)	Summary of Significant Accounting Policies (Continued)

	Investment in Real Estate and Depreciation

Investment in real estate was held for lease and stated at cost through the date of contribution to TCAMP (see Note 3). Depreciation was computed on a straight-line basis over 40 years for real property and over seven years for personal property.

Cash, Cash Equivalents and Concentration of Credit Risk

HPP'89 considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December
31, 1997 and 1996, cash equivalents totaled $175,288 and $163,316, respectively.

At December 31, 1997 and 1996, HPP'89 had approximately $77,600 and $63,600, respectively, of cash equivalents on deposit in a bank in excess of amounts insured by the Federal Deposit Insurance
 Corporation.

	Deferred Evaluation and Acquisition Costs

Expenditures related to the direct purchase of real estate had been capitalized and were being amortized on a straight-line basis over the estimated life of real property (40 years) through the date of the contribution of real estate to TCAMP (see Note 3).

	Rental Income

Until March 15, 1996, HPP'89 had a direct ownership interest in a property located in St. Paul, Minnesota (see Note 3).
Revenue under annual operating leases from that property was recorded when due.

	Income Taxes

No provision (benefit) for income taxes is reflected in the accompanying financial statements of HPP'89. Partners of HPP'89 are required to report on their tax returns their allocable share of income, gains, losses, deductions and credits determined on a tax basis.

	Reclassifications

Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation.

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

      HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
        FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


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

Following is summary of information regarding the Investee
Entities and HPP'89's investments therein:

Jenkins Court Associates Limited Partnership (Jenkins Court) is a Delaware limited partnership which was formed on December 20, 1988 to acquire, construct, rehabilitate, operate and manage a 144,000 net rentable square foot five-story building and 30,000 net rentable square feet of new retail space, including storage areas and parking facilities, located at Old York Road and Rydal Road, Jenkintown Borough, Pennsylvania.

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

On November 23, 1994, Jenkins Court filed a petition for relief under Chapter 11 of the federal bankruptcy laws in United States Bankruptcy Court for the jurisdiction of the Eastern District of Pennsylvania. On August 31, 1995, after maximum vesting of the remaining Rehabilitation Tax Credits had been achieved for 1995 and considering the unlikelihood of a successful plan of reorganization, Jenkins Court and the mortgage holder entered into a settlement agreement under which Jenkins Court transferred the deed and title of the property to the mortgage holder. The mortgage holder released Jenkins Court and its guarantors for the entire indebtedness, and Jenkins Court received $25,000 to pay certain professional fees incurred during the bankruptcy proceedings. The transfer of deed and title of the property to the mortgage holder resulted in a recapture of Rehabilitation Tax Credits in 1995 of $44,451 to HPP'89, of which $44,007 was allocated to the Limited Partners of HPP'89. Tax credits allocated to the Limited Partners of HPP'89 totaling $2,758,113 were vested on or before June 15, 1995. Therefore, 98.4% of the Limited Partners' tax credits were vested prior to the loss of the property.

Although Jenkins Court no longer owns investment property or has property operations after August 31, 1995, the Jenkins Court partnership will remain in existence until the resolution of certain partnership assets and liabilities. Partnership assets include approximately $312,000 of unsecured receivables from the developer and its affiliates which have been fully reserved for at December 31, 1997 and 1996; partnership liabilities include approximately $94,000 of trade payables which have been fully reserved for at December 31, 1997 and 1996 since HPP'89 does not believe such amount will be recourse to HPP'89, as well as a $250,000 default loan and accrued interest thereon which had been provided by HPP'89 and secured by the developer's interest in an unaffiliated limited partnership.

        HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)
          FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


(3) 	Investments in Investee Entities and Real Estate; Commitments
     and Contingencies (Continued)

402 Julia Street Associates Limited Partnership (402 Julia) is a Delaware limited partnership formed on July 25, 1989 to acquire, construct, rehabilitate, operate and manage a 19,000 square foot site and the building situated thereon and to rehabilitate the building into 24 residential units and approximately 3,500 net rentable square feet of commercial space located thereon at 402 Julia Street, New Orleans, Louisiana. At December 31, 1997, 402 Julia had leased 89% (unaudited) of its residential units and 100% (unaudited) of its commercial space for a combined occupancy of 91% (unaudited).

HPP'89 originally contributed $775,000 to the capital of 402 Julia and owns a general partnership interest therein. HPP'89's original investment in 402 Julia represented approximately 4% of the aggregate amount which HPP'89 has contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan Building.

On September 16, 1993, HPP'89 sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. HPP'89's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale required an initial payment of $100,000, which was received in September 1993, and requires annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017.
At December 31, 1997 and 1996, the remaining uncollected payments total $71,000 and $74,500, respectively, which are secured by the interest sold to the developer general partner. The sale transaction did not generate any Investment Tax Credit recapture.

Rehabilitation Tax Credits generated by 402 Julia and previously allocated to HPP'89 Limited Partners totaled
$248,796 since inception. As of March 31, 1995, 100% of these credits were fully vested.

HPP'89 recorded a net loss of $10,596, $3,327 and $12,934 for the years ended December 31, 1997, 1996, and 1995 respectively, as well as amortization of $3,252 for each of the years ended
December 31, 1997, 1996 and 1995, from the 402 Julia
Investment.

Portland Lofts Associates Limited Partnership (Portland Lofts) is a Delaware limited partnership formed on August 8, 1989 to acquire, construct, rehabilitate, operate and manage three buildings containing 89 residential units and 29,250 square feet of ground floor space useable as either commercial space or as home/studio space for artists, located at 555 Northwest Park Avenue in Portland, Oregon. At December 31, 1997, Portland Lofts had leased approximately 93% (unaudited) of its residential apartment units and 91% (unaudited) of the commercial space for a combined occupancy of 92% (unaudited).

HPP'89 contributed $3,820,000 through December 31, 1997 to the capital of Portland Lofts and owns a general partnership interest therein. HPP'89's investment in Portland Lofts represents approximately 21% of the aggregate amount which HPP'89 originally contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan Building.

Rehabilitation Tax Credits generated by Portland Lofts and allocated to HPP'89's Limited Partners totaled $1,775,571 since inception. As of April 1, 1996, 100% of these tax credits were fully vested.

On May 21, 1996, Portland Lofts and the holder of its mortgage note and a $550,000 unsecured note entered into a Settlement Agreement (the Agreement) to resolve claims concerning the mortgage note and the unsecured note (the Notes). According to the Agreement, Portland Lofts was allowed, until July 31, 1996, to pay $5,400,000 to the holder in full satisfaction of the Notes.

        HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)
          FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

On June 20, 1996, Portland Lofts issued a promissory mortgage note to a bank in the amount of $5,625,000 and a promissory note to one of its general partners in the amount of $340,000 to provide sufficient funds to pay in full the $5,400,000 settlement amount with the holder, a separate $400,000 note payable and all related closing costs. The transaction resulted in an extraordinary gain on extinguishment of debt of $1,656,579.

In 1990, HPP'89 had reserved against its investment in Portland Lofts reducing such investment to zero due to the substantial doubt that Portland Lofts may not be able to continue as a going concern. Due to the debt settlement and refinancing completed in June 1996, Portland Lofts is expected to continue as a going concern. Generally, under the equity method of accounting, an investment may not be carried below zero. Accordingly, since the Portland Lofts Investment was fully reserved for, HPP'89 had cumulative unrecorded losses of $1,325,926 at December 31, 1995. Principally as a result of the extraordinary gain on extinguishment of debt, Portland Lofts generated net income of $1,547,514 during the year ended December 31, 1996 of which HPP'89 has been allocated $1,532,039. Consequently, HPP'89 was able to recover all of its cumulative unrecorded losses from Portland Lofts and recognize income in equity from its investment in Portland Lofts of $206,113 for the year ended December 31, 1996. At December 31, 1996, HPP'89's net investment balance in Portland Lofts totaled approximately $180,000.

For the year ended December 31, 1997, Portland Lofts allocated a net loss of $173,710 and paid cash distributions of $156,000 to HPP'89. As mentioned above, generally, under the equity method of accounting, an investment may not be carried below zero. During 1997, HPP'89's investment in Portland Lofts was reduced to zero due to allocated losses and distributions received. Although HPP'89's investment in Portland Lofts has been reduced to zero, Portland Lofts is expected to continue as a going concern and to continue to provide distributions to HPP'89. At December 31, 1997, HPP'89 has cumulative unrecorded losses totaling $95,392 and recorded distributions received of $54,206 as equity in income of investee entities for the year ended December 31, 1997.

The Cosmopolitan at Mears Park, LLC (TCAMP) On December 18, 1989, HPP'89 acquired the Cosmopolitan Building containing 255 residential units and approximately 2,200 square feet of commercial space. The building was renovated, and certain renovation costs qualified for Rehabilitation Tax Credits. HPP'89's investment in The Cosmopolitan Building represented approximately 39% of the aggregate amount which HPP'89 originally contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan Building. At December 31, 1997, the economic occupancy of TCAMP was 98% (unaudited).

Rehabilitation Tax Credits generated by the purchase of the Cosmopolitan Building and previously allocated to HPP'89's Limited Partners totaled $4,307,491 since inception. As of December 31, 1994, 100% of these tax credits were fully vested.

The mortgage HPP'89 assumed relating to its purchase of the Cosmopolitan Building had an original maturity date of December 18, 1999. On January 5, 1995, HPP'89 consummated the Second Amendment to the Loan Agreement (Second Amendment) with the holder to resolve a dispute over funds in a restricted escrow account. The terms of the Second Amendment allowed HPP'89 to be paid the interest earned on, and overfunded deposits to, the escrow account. Also, HPP'89 received an option to buy the mortgage note for the fair market value of the property. In exchange, HPP'89 released the principal funds of the escrow account (approximately $1,311,000) for payment on the outstanding mortgage and agreed to reduce the maturity date of the note from December 18, 1999 to December 18, 1996.

      HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
        FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


(3) 	Investments in Investee Entities and Real Estate; Commitments
     and Contingencies (Continued)

Effective March 15, 1996, HPP'89 contributed the Cosmopolitan Building, and certain other assets and liabilities, to TCAMP (a Limited Liability Company) for a 50% ownership interest. Concurrently, another member contributed $650,000 cash to TCAMP for a 50% ownership interest. Simultaneously, TCAMP issued a mortgage note in the amount of $7,000,000, the proceeds of which along with the $650,000 contributed cash were used to settle in full HPP'89's mortgage note payable related to the Cosmopolitan Building. The fair value of the Cosmopolitan Building and other assets contributed by HPP'89 approximated the fair value of liabilities transferred to TCAMP by HPP'89 and the amount paid by TCAMP to settle in full HPP'89's mortgage note payable related to the Cosmopolitan Building. This transaction resulted in a provision for impairment of real estate of $8,437,963 to recognize a reduction to fair value at the date of contribution to TCAMP and an extraordinary gain on debt extinguishment of $9,182,017 to recognize the difference between the amount outstanding under the mortgage payable and the amount accepted by the lender from TCAMP in full settlement. Distributions from TCAMP to HPP'89 and the other members are subject to the order of distributions as specified in the Operating Agreement of TCAMP. To the extent that the Partnership accumulates from whatever sources operating reserve amounts greater than $140,000 at the end of any fiscal year, the Partnership is required to contribute such excess within thirty days of the end of such fiscal year to TCAMP as additional capital contributions to be distributed by TCAMP to its other member as a return of its original capital contribution.

As a result of the contribution of the Cosmopolitan to TCAMP for a 50% ownership interest in TCAMP, HPP'89 no longer has operations directly related to real estate activity. As of March 15, 1996 (the date of contribution), the Partnership accounts for its investment in TCAMP under the equity method of accounting.

HPP'89 recorded net income of $96,834 and $32,334 for the year ended December 31, 1997 and for the period March 15, 1996 (inception) through December 31, 1996, respectively, from the TCAMP Investment. HPP'89 received cash distributions of $98,200 from TCAMP for the period March 15, 1996 (inception) through December 31, 1996. Generally, under the equity method of accounting, an investment cannot be carried below zero. At December 31, 1996, HPP'89 reduced its investment in TCAMP to zero and recorded distributions received of $65,866 as equity in income of investee entities.

HPP'89's investments in the Investee Entities at December 31,
1997 and 1996 are summarized as follows:


Cumulative:                                   1997           1996

Investments and advances made in cash     $ 4,845,000    $ 4,845,000
Evaluation and acquisition costs              835,709        835,709
Interest capitalization and other costs        39,615         39,615
Net equity in loss of Investee Entities    (1,151,818)    (1,213,944)
Reserves for realization of investments    (3,469,267)    (3,469,267)
Amortization of certain costs                 (46,476)       (43,224)
Distributions received from Investee
  Entities                                   (280,200)      (124,200)
Sale of one third interest of Investee
  Entity                                     (241,620)      (241,620)

                                          $   530,943    $   628,069

The above summary of HPP'89's investments in Investee Entities does not include its investment in Jenkins Court.

The equity in income (loss) of Investee Entities reflected in the accompanying statements of operations included allocated income of $62,126 and $300,986 (unaudited) for the years ended December 31, 1997 and 1996, respectively, and a loss of $12,934 (unaudited) for the year ended December 31, 1995, and annual amortization of certain costs of $3,252, for the years ended December 31, 1997, 1996 (unaudited) and 1995 (unaudited).

       HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
        FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


(3)	Investments in Investee Entities and Real Estate; Commitments
    and Contingencies (Continued)

Summary combined balance sheets of the four Investee Entities as of December 31, 1997 and 1996, and summary combined statements of operations for the years ended December 31, 1997, 1996 and 1995 are as follows:


                    COMBINED BALANCE SHEETS

                          ASSETS


                                                 1997              1996

Buildings and improvements, (net of
 accumulated  depreciation;
 $2,896,633, 1997; $2,350,515, 1996)        $ 15,855,989      $ 16,382,387
Land                                           2,041,326         2,041,326
Other assets (net of accumulated
 amortization; $105,861, 1997;
 $47,543, 1996)                                  561,218           722,333
Cash and cash equivalents                        173,001           296,895

     Total assets	                          $ 18,631,534      $ 19,442,941

                  LIABILITIES AND PARTNERS' EQUITY

                                                 1997              1996

Liabilities:
 Mortgage and notes payable                $ 13,412,706      $ 13,564,967
 Other liabilities	                             735,828           754,195
 Total liabilities                           14,148,534        14,319,162

Partners' equity:
 HPP'89                                       3,385,594         3,629,067
 Other partners                               1,097,406         1,494,712
 Total partners' equity                       4,483,000         5,123,779

    Total liabilities and partners'
     equity                                $ 18,631,534      $ 19,442,941


Members' equity in TCAMP has been classified as partners' equity in the combined balance sheets.

        HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
           FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


(3)	Investments in Investee Entities and Real Estate; Commitments
    and Contingencies (Continued)


                  COMBINED STATEMENTS OF OPERATIONS


                                        1997         1996          1995
                                                   (Unaudited)   (Unaudited)
Revenue:
  Rental revenue                     $ 3,575,199   $ 2,959,725   $ 2,635,084
  Interest and other income              128,522       651,311        92,415

                                       3,703,721     3,611,036     2,727,499
Expenses:
  Interest expense                     1,269,792     1,248,150       821,471
 	Depreciation and amortization          594,870       548,737     1,017,302
 	Operating expenses                   1,837,074     1,404,210     1,075,333
		Loss on transfer of property                 -             -     1,142,247

                                       3,701,736     3,201,097     4,056,353

Net income (loss) from operations          1,985       409,939    (1,328,854)
Extraordinary item: gain on
  settlement of debt                           -     1,656,579             -
Net income                           $     1,985    $2,066,518   $(1,328,854)
Net income (loss) allocated to
 HPP'89                              $   (87,473)   $1,997,503   $(1,266,194)
Net income (loss) allocated to
 other partners                      $    89,458    $   69,015   $   (62,660)


The net loss for the year ended December 31, 1995 includes operating income from Jenkins Court of $74,608 (unaudited) through August 31, 1995, the date of transfer of the property.

(4)	Transactions With Related Parties and Commitments

In July 1993, HPP'89 engaged Portfolio Advisory Services, Inc.
(PAS), corporate general partner of BHP, to provide asset management, accounting, and investor services to HPP'89. PAS performed such services for no fee, but was reimbursed for all operating costs of providing such services. For the period January 1, 1995 to September 30, 1995, PAS was reimbursed approximately $68,000 (unaudited) for asset management, accounting and investor services to HPP'89.

On October 1, 1995, HPP'89 engaged Claremont Management Corporation (CMC), a Massachusetts corporation previously unaffiliated and a related party as of March 15, 1996 through ownership by a member of TCAMP, to provide asset management, accounting and investor services. CMC provides such services for an annual management fee of $67,200 plus reimbursement of all its costs of providing these services. The contract with CMC expires June 30, 1998 and is automatically extended on a yearly basis unless otherwise terminated as provided for in the agreement. For the years ended December 31, 1997 and 1996 and for the period October 1, 1995 through December 31, 1995, CMC was reimbursed $73,850, $61,635 (unaudited) and $15,397 (unaudited), respectively, for operating costs.

On November 1, 1995, HPP'89 entered into a management agreement with CMC, to manage the Cosmopolitan Building. CMC's management agreement required the payment of management fees equal to the greater of $5,200 monthly or 4% of gross receipts as defined in the agreements. For the period November 1, 1995 through December 31, 1995, and for the period January 1, 1996 through March 15, 1996, CMC was paid $14,400 (unaudited) and $21,940 (unaudited), respectively, in property management fees.
 The CMC management agreement also required the Cosmopolitan to maintain with CMC at all times an Operating Account in the amount of $100,000 and a Contingency Reserve Account in the amount of $50,000 for the benefit of the Cosmopolitan when HPP'89 contributed the property to TCAMP. On March 15, 1996, the property management contract between HPP'89 and CMC was terminated and TCAMP directly engaged CMC under similar management fee terms.

          HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


(5)	Fair Value of Financial Instruments

The fair values of cash equivalents and accounts payable and accrued expenses at December 31, 1997 and 1996 approximate their carrying amounts due to their short maturities.

      Independent Auditors' Report on Accompanying Information


The Partners
Historic Preservation Properties 1989 Limited Partnership
Quincy, Massachusetts


We have audited, in accordance with generally accepted auditing standards, the financial statements as of and for the year ended December 31, 1997 and the balance sheet as of December 31, 1996 of Historic Preservation Properties 1989 Limited Partnership (the Partnership) and have issued our report thereon dated February 27, 1998. Our audits were made for the purpose of forming an opinion on the 1997 basic financial statements and 1996 balance sheet taken as a whole. The supplemental schedule is the responsibility of the Partnership's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the 1997 basic financial statements or 1996 balance sheet. The information included in this schedule has been subjected to the auditing procedures applied in the audits of the 1997 basic financial statements and 1996 balance sheet, and in our opinion fairly states in all material respects the financial data required to be set forth therein in relation to the 1996 basic financial statements and 1996 balance sheet as a whole.


Lefkowitz, Garfinkel, Champi & DeRienzo P.C.



Providence, Rhode Island
February 27, 1998


      	HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
         	REAL ESTATE & ACCUMULATED DEPRECIATION HELD DIRECTLY
                      	BY INVESTEE ENTITIES
                        	DECEMBER 31, 1997
                        	(IN THOUSANDS)

                                                 	Costs Capitalized
                        Initial Costs        		Subsequent to Acquisition

                								               Building &
   Description and  	   Encum-         Improve-	    	Improve-      Carrying
	Ownership Percentage	 	brances			Land		 ments		     	ments	       	Costs

Residential Building/
Commercial Building
	402 Julia Street
 Associates  L.P.
	New Orleans, Louisiana

65%		                    1,010 	  	133 	     282      	1,154	        145

Residential Building/
Commercial Building

	Portland Lofts
 Associates L.P.
	Portland, Oregon
99%		                   	5,534  	  900     	886     		 9,273 	       610

Residential Building
	The Cosmopolitan at
 Mears Park, LLC
	St. Paul, Minnesota

50%		                   	6,869	 	1,009	  	6,074	        	328 	        	-

Total               		$	13,413  $	2,042 	$	7,242  	 $	10,755	      $ 755

                        		     Gross Amounts at
                          		December 31, 1997 (Note 1)

                                                                   Accum-
                                                                   ulated
		                                         Building &             	Deprec-
  Description and                          	Improve-			Total	    		iation
Ownership Percentage		  	   Land		          	ments	 		(Note 3)	 		(Note 2)

Residential Building/
Commercial Building
	402 Julia Street
 Associates  L.P.
	New Orleans, Louisiana

65%		                        133 		           1,581    1,714 	      	316

Residential Building/
Commercial Building
	Portland Lofts
 Associates L.P.
	Portland, Oregon
99%		                        900 		          10,769	 	11,669 	  	  2,174

Residential Building
	The Cosmopolitan at
 Mears Park, LLC
	St. Paul, Minnesota
50%	                      	1,009		             6,40  	7,411		        407

Total	                  	$	2,042       	$   	18,752	$20,794      $	2,897


                                       	Date of         Date	   	Depreciable
  Description and                     Construction   	 Interest     Life
Ownership Percentage           	   or Rehabilitation	  Acquired	  (Years)

Residential Building/
Commercial Building
	402 Julia Street
 Associates  L.P.
	New Orleans, Louisiana

65%		                                   8/1/89	          7/25/89     40

Residential Building/
Commercial Building
	Portland Lofts
 Associates L.P.
	Portland, Oregon
99%		                                  8/31/89           	8/8/89     40

Residential Building
	The Cosmopolitan at
 Mears Park, LLC
	St. Paul, Minnesota

50%		                                 12/18/89          	3/15/96     34


	        HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
	         REAL ESTATE & ACCUMULATED DEPRECIATION HELD DIRECTLY
                    	BY INVESTEE ENTITIES (CONTINUED)
                         	DECEMBER 31, 1997
                           	(IN THOUSANDS)

Note 1: The aggregate cost of each property on a tax basis net of the reduction due to the rehabilitation tax credit at December 31,
        1997, 1996 and 1995 are as follows:
		                                           1997     1996       1995
Jenkintown, Pennsylvania                  	$    -	  $    -     $    -

New Orleans, Louisiana	                     1,458	   1,458      1,458

Portland, Oregon	                           9,733	   9,733      9,733

St. Paul, Minnesota                       	21,013	  21,013     20,997

                                  		     $ 32,204 $ 32,204   $ 32,188


Note 2:	The changes in accumulated depreciation for the
        years ended December 31, 1997, 1996 and 1995 are as follows:

		                                          1997   		  1996     1995

Balance at beginning of period	         $ 2,351	    $ 4,692  $ 7,849

Depreciation during the year                546  	      620      822

Write-off due to disposal of
  property 		                                 	           -   (3,979)

Transfer of property                          - 		   (2,961)       -

                               		      $  2,897     $ 2,351  $ 4,692


Note 3: The changes in total costs of land, building and
        improvements for the years ended December 31, 1997, 1996
        and 1995 are as follows:
                                           1997    		1996	      1995

Balance at beginning of period          20,774	  $	29,103   $ 55,628

Additional Building and
 Improvements                               20		      109         76

Disposal of Building and
 Improvements (Jenkins Court)                - 		       -    (26,601)

Provision for write down of
 building & improvement
(The Cosmopolitan)                           -   	 (8,438)         -

Balance at end of period	            $  20,794   $ 20,774   $ 29,103

               THE COSMOPOLITAN AT MEARS PARK, LLC
                     FINANCIAL STATEMENTS
               FOR THE YEAR ENDED DECEMBER 31, 1997
                             AND
    FOR THE PERIOD MARCH 15, 1996 (INCEPTION) THROUGH DECEMBER 31, 1996




              THE COSMOPOLITAN AT MEARS PARK, LLC
                   FINANCIAL STATEMENTS
              FOR THE YEAR ENDED DECEMBER 31, 1997
                           AND
   FOR THE PERIOD MARCH 15, 1996 (INCEPTION) THROUGH DECEMBER 31, 1996


                      Table of Contents

                                                                 Page

	Independent Auditors' Report                                   	F-21

	Balance Sheets as of December 31, 1997 and 1996                	F-22

	Statements of Operations for the Year Ended December 31,
 1997 and 	for the Period March 15, 1996 (Inception)
 through December 31, 1996                                      	F-23

	Statements of Changes in Members' Equity (Deficit)
 for the Year Ended 	December 31, 1997 and for the
 Period March 15, 1996 (Inception)	through December 31,
 1996                                                           	F-24
	Statements of Cash Flows for the Year Ended December 31,
 1997 	and the Period March 15, 1996 (Inception)
 through December 31, 1996                                      	F-25

	Notes to Financial Statements                                  	F-27

                     Independent Auditors' Report


The Members
The Cosmopolitan at Mears Park, LLC
Quincy, Massachusetts


   	We have audited the accompanying balance sheets of The Cosmopolitan at Mears Park, LLC (the "Company") as of December 31, 1997 and 1996, and the related statements of operations, changes in members' equity (deficit) and cash flows for the year ended December 31, 1997 and for the period March 15, 1996 (inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    	We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Cosmopolitan at Mears Park, LLC as of December 31, 1997 and 1996, and the results of its operations and cash flows for the year ended December 31, 1997 and for the period March 15, 1996 (inception) through December 31, 1996, in conformity with generally accepted accounting principles.



Lefkowitz, Garfinkel, Champi & DeRienzo P.C.



Providence, Rhode Island
February 27, 1998


                     THE COSMOPOLITAN AT MEARS PARK, LLC
                            BALANCE SHEETS
                       DECEMBER 31, 1997 AND 1996


                             ASSETS

                                                  1997             1996

Investment in real estate:
	Land                                         $ 1,009,000      $ 1,009,000
	Building and improvements                      6,194,821        6,179,155
	Furniture and equipment                          207,476          206,421

                                                7,411,297        7,394,576
		Less accumulated depreciation                   407,054          172,569

                                                7,004,243        7,222,007

Cash                                               51,763           68,711
Cash equivalent, security deposits                 21,069          111,603
Real estate tax escrow                             56,557           67,448
Replacement reserve                                38,641           34,411
Rent receivable                                     1,775              698
Prepaid expenses                                   17,563           15,211
Deferred financing fees, less accumulated
  amortization (1997, $58,349; 1996, $25,007)     175,048          208,390

                                              $ 7,366,659      $ 7,728,479

                      LIABILITIES AND MEMBERS' EQUITY
Liabilities:
  Mortgage note payable                       $ 6,868,764      $ 6,949,879
 	Accounts payable and accrued expenses            61,499           64,047
 	Accrued interest                                 52,317           52,935
 	Security deposits                               103,955          106,900

   	Total liabilities                           7,086,535        7,173,761

Commitments (Notes 4 and 5)

Members' equity                                   280,124          554,718

                                              $ 7,366,659      $ 7,728,479


 The accompanying notes are an integral part of these financial statements.

                THE COSMOPOLITAN AT MEARS PARK, LLC
                    STATEMENTS OF OPERATIONS
                FOR THE YEAR ENDED DECEMBER 31, 1997
                             AND
    FOR THE PERIOD MARCH 15, 1996 (INCEPTION) THROUGH DECEMBER 31, 1996



                                                  1997            1996

Revenue:

	Rental income                                $ 2,302,138     $ 1,659,166
	Interest and other income                         26,254          15,637

   	Total revenue                               2,328,392       1,674,803

Expenses:

 	Operating and administrative                    232,858         171,672
 	Management fee                                   93,136          66,819
 	Repairs and maintenance                         228,972         164,186
 	Utilities                                       315,586         237,425
 	Real estate taxes                               332,496         251,926
 	Insurance                                        32,590          22,839
 	Depreciation and amortization                   267,827         197,576

      Total expenses                            1,503,465       1,112,443

Income from operations                            824,927         562,360

Interest expense                                  631,259         497,692

Net income                                    $   193,668      $   64,668


The accompanying notes are an integral part of these financial statements.

                                  F-2


                   THE COSMOPOLITAN AT MEARS PARK, LLC
             STATEMENTS OF CHANGES IN MEMBERS' EQUITY (DEFICIT)
                   FOR THE YEAR ENDED DECEMBER 31, 1997
                                 AND
     FOR THE PERIOD MARCH 15, 1996 (INCEPTION) THROUGH DECEMBER 31, 1996



                                           Historic
                                         Preservation
                                        Properties 1989        Total
                           Lillian        Limited            Members'
                           Carney       Partnership           Equity

Capital contributions   $  650,000      $         -        $  650,000

Distributions              (61,750)         (98,200)         (159,950)

Net income                  32,334           32,334            64,668

Balance, December 31,
  1996                     620,584          (65,866)          554,718

Distributions             (468,262)               -          (468,262)

Net income                  96,834           96,834           193,668

Balance, December 31,
  1997                   $ 249,156       $   30,968        $  280,124


Thee accompanying notes are an integral part of these financial statements.

                  THE COSMOPOLITAN AT MEARS PARK, LLC
                        STATEMENTS OF CASH FLOWS
                  FOR THE YEAR ENDED DECEMBER 31, 1997
                                AND
   FOR THE PERIOD MARCH 15, 1996 (INCEPTION) THROUGH DECEMBER 31, 1996


                                                  1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES:
 	Net income                                   $ 193,668     $    64,668
	 Adjustment to reconcile net income
  to net cash	provided by operating
  activities:

  		Depreciation and amortization                267,827         197,576
  		Decrease (increase) in rent receivable        (1,077)          5,835
   	Increase in prepaid expenses                  (2,352)        (15,211)
  		Decrease in accounts payable and
    accrued expenses                              (2,548)       (129,496)
  		Decrease (increase) in cash equivalent,
    security deposits, net                        87,589          (6,981)
  		Increase (decrease) in accrued interest         (618)         52,935
 	Net cash provided by operating activities      542,489         169,326

CASH FLOWS FROM INVESTING ACTIVITIES:
  Funds disbursed for acquisition of real
  estate and 	property assets and liabilities          -        (650,000)
 	Purchase of improvements, furniture and
  equipment                                      (16,721)       (101,734)
 	Decrease in real estate tax escrow and
  replacement reserve                              6,661          66,557
 	Net cash used in investing activities          (10,060)       (685,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
 	Proceeds from member contribution                    -         650,000
 	Principal payments on mortgage note
  payable                                        (81,115)        (50,121)
 	Distributions to members                      (468,262)       (159,950)
 	Net cash provided by (used in) financing
  activities                                    (549,377)        439,929

NET DECREASE IN CASH                             (16,948)        (75,922)

CASH, BEGINNING                                   68,711         144,633

CASH, END OF YEAR                             $   51,763      $   68,711

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

 	Cash paid for interest                      $  631,877      $  444,757


 The accompanying notes are an integral part of these financial statements.

                THE COSMOPOLITAN AT MEARS PARK, LLC
                STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE YEAR ENDED DECEMBER 31, 1997
                              AND
    FOR THE PERIOD MARCH 15, 1996 (INCEPTION) THROUGH DECEMBER 31, 1996


NON-CASH INVESTING ACTIVITY:

   	On March 15, 1996, Historic Preservation Properties 1989
Limited Partnership contributed the following assets and liabilities to The Cosmopolitan at Mears Park, LLC:

	Land                                   $   1,009,000
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

                THE COSMOPOLITAN AT MEARS PARK, LLC
                   NOTES TO FINANCIAL STATEMENTS
               FOR THE YEAR ENDED DECEMBER 31, 1997
                             AND
   FOR THE PERIOD MARCH 15, 1996 (INCEPTION) THROUGH DECEMBER 31, 1996


(1)	Organization and Description of Business

The Cosmopolitan at Mears Park, LLC (TCAMP), a Limited Liability Company, was formed on March 15, 1996, under the Delaware Limited Liability Company Act. The purpose of TCAMP is to engage in investment in, and operation and development of, real estate and interests therein. The members of TCAMP are Historic Preservation Properties 1989 Limited Partnership and Lillian Carney (the Members). Effective March 15, 1996, Historic Preservation Properties 1989 Limited Partnership (HPP'89) contributed land, building and improvements and furniture and equipment (Contributed Real Estate), and certain other assets and liabilities to TCAMP for a 50% ownership interest. Concurrently, Lillian Carney contributed $650,000 cash to TCAMP for a 50% ownership interest. Simultaneously, TCAMP issued a $7,000,000 mortgage note, the proceeds of which, along with the $650,000 contributed cash, were used to settle in full HPP'89's mortgage note payable related to the Contributed Real Estate. The fair value of the Contributed Real Estate and other assets contributed by HPP'89 approximated the fair value of liabilities transferred to TCAMP by HPP'89 and the amount paid by TCAMP to settle in full HPP'89's mortgage note payable related to the Contributed Real Estate.
TCAMP owns a residential apartment complex containing 255 units located at 250 6th Street, St. Paul, Minnesota. At December 31, 1997, the economic occupancy of TCAMP was 98% (unaudited).

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

Depreciation expense for the year ended December 31, 1997 and for the period March 15, 1996 (inception) through December 31, 1996 totaled $234,485 and $172,569, respectively.

            THE COSMOPOLITAN AT MEARS PARK, LLC
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)
            FOR THE YEAR ENDED DECEMBER 31, 1997
                          AND
   FOR THE PERIOD MARCH 15, 1996 (INCEPTION) THROUGH DECEMBER 31, 1996


(2)	Basis of Presentation and Summary of Significant Accounting
    Policies (Continued)

Cash, cash equivalents and concentration of credit risk

TCAMP considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at December 31, 1997 and 1996 totaled $21,069 and $111,603, respectively.

At December 31, 1997 and 1996, TCAMP had $20,980 and
$82,528, respectively, of cash and cash equivalents on deposit in banks in excess of amounts insured by the Federal
Deposit Insurance Corporation.

Deferred financing fees

Deferred financing fees have been capitalized and are being amortized on a straight-line basis over the term of the mortgage note payable. Amortization expense for the year ended December 31, 1997 and for the period March 15, 1996
(inception) through December 31, 1996 totaled $33,342 and
$25,007, respectively.

Revenue recognition

Revenue, principally under annual operating leases, is recorded when due. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

Income taxes

No provision (benefit) for income taxes is reflected in the accompanying financial statements since the Members of TCAMP are required to report their allocable share of net income
(loss) on their respective income tax returns.

(3)	Mortgage Note Payable and Escrow Accounts

TCAMP's mortgage note with the lender bears interest at 9.14% per annum and amortizes over a 25 year schedule. The mortgage note requires monthly payments of principal and interest, real estate tax escrow deposits and replacement reserve deposits of $59,416, $29,069 and $4,250, respectively. The mortgage note matures in March 2003, at which time all unpaid principal and accrued interest is due.
 The mortgage note is secured by TCAMP's property, rents and assignments of leases.

At December 31, 1997, annual maturities of the mortgage note for each of the next five years are as follows:

               For the year ended December 31,       Amount
                          1998                     $   88,851
                          1999                         97,321
                          2000                        106,599
                          2001                        116,761
                          2002                        127,891

                   THE COSMOPOLITAN AT MEARS PARK, LLC
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  FOR THE YEAR ENDED DECEMBER 31, 1997
                                AND
    FOR THE PERIOD MARCH 15, 1996 (INCEPTION) THROUGH DECEMBER 31, 1996


(4)	Related Party Transaction and Commitment

TCAMP entered into a management agreement with Claremont Management Corporation (CMC) to manage the property. The sole shareholder of CMC is related to Lillian Carney. The agreement expires on June 30, 1998 and automatically renews thereafter on an annual basis, unless terminated as provided for in the agreement. The management agreement requires the payment of a management fee equal to the greater of $5,200 monthly or 4% of gross receipts, as defined in the agreement, plus the reimbursement of all CMC's costs of providing these services. Management fees under the management agreement totaled $93,136 and $66,819, respectively, for the year ended December 31, 1997 and the period March 15, 1996 (inception) through December 31, 1996.
 Expense reimbursements to CMC for the year ended December 31, 1997 and the period March 15, 1996 (inception) through December 31, 1996 totaled $264,484 and $208,820, respectively.

During the period March 15, 1996 (inception) through
December 31, 1996, TCAMP paid $8,744 in construction management fees to First Claremont Corporation, an affiliate of CMC.

(5)	Liability of Members, Distributions of Cash and Subsequent
Event

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

(ii) 	Second, to HPP `89 in an amount when added to all
      other cash available to HPP'89 from its operations or any other source equals $140,000;

(iii) Third, to Lillian Carney in payment of any unpaid principal portion of Lillian Carney's original capital contribution;

(iv)	 Fourth, to the payment of any principal or interest
      due with respect to any loans from Members, with any such payments to be applied first to accrued but unpaid interest and then to principal; and

(iv) Fifth, the balance, if any, to the Members in accordance with their respective percentage interests (50% HPP `89 and 50% Lillian Carney).

To the extent that HPP `89 accumulates from whatever sources operating reserve amounts greater than $140,000 at the end of any fiscal year, HPP `89 is required to contribute such excess within thirty days of the end of such fiscal year to TCAMP as additional capital contributions to be distributed by TCAMP to Lillian Carney as a return of the outstanding portion of her original capital contribution.

              THE COSMOPOLITAN AT MEARS PARK, LLC
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
               FOR THE YEAR ENDED DECEMBER 31, 1997
                             AND
   FOR THE PERIOD MARCH 15, 1996 (INCEPTION) THROUGH DECEMBER 31, 1996


(5) Liability of Members, Distributions of Cash and Subsequent
    Event (Continued)

Distributions to Lillian Carney for the year ended December 31, 1997 and for the period March 15, 1996 to December 31, 1996 include a preferred return of $42,035 and $61,750, respectively. Distributions to Lillian Carney for the year ended December 31, 1997 also include a return of $426,227 of her original capital contribution. On February 27, 1998, HPP'89 contributed to TCAMP an additional $35,288 representing operating reserves in excess of $140,000 as of December 31, 1997.
The funds were subsequently distributed to Lillian Carney by TCAMP as a return of her original capital contribution.

(6)	Fair Value of Financial Instruments

At December 31, 1997 and 1996, the carrying amounts of cash and cash equivalents, cash equivalent security deposits, real estate tax escrow, replacement reserve, rent receivable, prepaid expenses, accounts payable and accrued expenses, accrued interest and security deposits approximate their fair values due to their short maturities. The fair value of the mortgage note payable at December 31, 1997 and 1996 approximates its carrying amount based on interest rates available to TCAMP for similar financing arrangements. All financial instruments are held for non-trading purposes.

          PORTLAND LOFTS ASSOCIATES LIMITED PARTNERSHIP
                      FINANCIAL STATEMENTS
        FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995





          PORTLAND LOFTS ASSOCIATES LIMITED PARTNERSHIP
                   FINANCIAL STATEMENTS
       FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                         	CONTENTS

                                                      		Page

Independent Auditors' Report                           	F-32

Balance Sheets as of December 31, 1997 and 1996        	F-33

Statements of Operations for the Years Ended
December 31, 1997, 1996 and 1995	                       F-34

Statements of Changes in Partners' Equity for the
Years Ended December 31, 1997, 1996 and 1995	           F-35

Statements of Cash Flows for the Years Ended
December 31, 1997, 1996 and 1995	                       F-36

Notes to Financial Statements	                          F-38

                  INDEPENDENT AUDITORS' REPORT




The Partners
Portland Lofts Associates Limited Partnership
Quincy, Massachusetts

We have audited the accompanying balance sheets of Portland Lofts Associates Limited Partnership (the Partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Because we were not engaged to audit the statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1996 and 1995, we did not extend our auditing procedures to enable us to express an opinion on the results of operations, changes in partners' equity and cash flows of Portland Lofts Associates Limited Partnership for the years ended December 31, 1996 and 1995. Accordingly, we express no opinion on them.

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Portland Lofts Associates Limited Partnership as of
December 31, 1997 and 1996, and the results of its operations and cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


Lefkowitz, Garfinkel, Champi & DeRienzo P.C.


Providence, Rhode Island
February 27, 1998


                 PORTLAND LOFTS ASSOCIATES LIMITED PARTNERSHIP
                               BALANCE SHEETS
                        DECEMBER 31, 1997 AND 1996


                                ASSETS

                                                 1997           1996

Investment in real estate:
 	Land                                     $    899,526     $    899,526
		Buildings and improvements                 10,684,704       10,684,704
 	Furniture and equipment                        84,051           81,051

                                            	11,668,281       11,665,281
	Less accumulated depreciation                2,173,528        1,901,434

                                              9,494,753        9,763,847

Cash                                              2,220           19,626
Rent receivable                                   5,006            2,841
Prepaid expenses                                 19,789           24,473
Replacement reserves                             32,787          161,720
Deferred costs, less accumulated
amortization	(1997, $17,357;
1996, $21,912)                                   94,535           96,270

                                           $  9,649,090     $ 10,068,777

                   LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 	Notes payable:
  		Mortgage                               $  5,534,391     $  5,599,534
  		General partner                             320,221          340,000
  		Other                                           733            4,918
 	Accounts payable and accrued expenses          86,931           83,584
 	Accrued interest                               50,665           60,732
 	Security deposits                              16,010            8,405

     	Total liabilities                       6,008,951        6,097,173

Commitments (Note 5)

Partners' equity                              3,640,139        3,971,604

                                           $  9,649,090     $ 10,068,777


 The accompanying notes are an integral part of these financial statements.

                                  F-3

             PORTLAND LOFTS ASSOCIATES LIMITED PARTNERSHIP
                      STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                      1997          1996           1995
                                                (Unaudited)    (Unaudited)

Revenue:
 	Rental income                 $   1,040,430   $ 1,059,286    $ 1,072,709
 	Interest and other income            92,766        96,107         42,548

  		Total revenue                   1,133,196     1,155,393      1,115,257

Expenses:
 	Operating and administrative        154,526       119,295        156,283
 	Management fees                      63,289        39,086         33,146
 	Repairs and maintenance             154,355       111,164         83,021
 	Utilities                            54,917        49,901         47,694
 	Real estate taxes                    37,888        36,702         40,568
 	Insurance                            23,407        19,809         21,410
 	Depreciation and amortization       282,981       300,925        298,914

  		Total expenses                    771,363       676,882        681,036

Income from operations                361,833       478,511        434,221

Interest expense                      537,298       587,575        675,638

Net loss before extraordinary item   (175,465)     (109,064)      (241,417)

Extraordinary item - gain on
extinguishment	of debt                      -     1,656,579              -

Net income (loss)                  $ (175,465)  $ 1,547,515     $ (241,417)

  The accompanying notes are an integral part of these financial statements.

               PORTLAND LOFTS ASSOCIATES LIMITED PARTNERSHIP
                 STATEMENTS OF CHANGES IN PARTNERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                            Historic
                           Preservation     East Bank
                            Properties        Angel           Total
                           1989 Limited       Joint         Partners'
                            Partnership      Venture         Equity

Balance, December 31,
 1994 (Unaudited)       $  1,657,462      $  1,034,044    $  2,691,506

Net loss                    (239,003)           (2,414)       (241,417)

Balance, December 31,
 1995 (Unaudited)          1,418,459         1,031,630       2,450,089

Distributions                (26,000)                -         (26,000)

Net income                 1,532,040            15,475       1,547,515

Balance, December 31,
 1996 (Unaudited)          2,924,499         1,047,105       3,971,604

Distributions               (156,000)                -        (156,000)

Net loss                    (173,710)           (1,755)       (175,465)

Balance, December 31,
 1997                    $ 2,594,789         1,045,350     $ 3,640,139



The accompanying notes are an integral part of these financial statements.

                                   F-3


              PORTLAND LOFTS ASSOCIATES LIMITED PARTNERSHIP
                        STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                      1997         1996         1995
                                                (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING
ACTIVITIES:
 	Net income (loss)               $ (175,465)   $ 1,547,515   $  (241,417)
 	Adjustments to reconcile net
  income (loss)to net cash
  provided by operating
  activities:
  		Depreciation and amortization    282,981       300,925        298,914
  		Extraordinary gain on
    extinguishment of debt                 -    (1,656,579)             -
  		Decrease in tenant improvement
    escrow                                 -             -         60,265
  		Decrease (increase) in rent
    receivable                        (2,165)        8,891          3,636
  		Decrease (increase) in prepaid
    expenses                           4,684       (24,473)        21,600
  		Increase in deferred costs        (9,152)            -              -
  		Increase in accounts payable
    and accrued expenses               3,347        22,527         18,466
  		Increase (decrease) in accrued
    interest                         (10,067)        4,616            102
  		Increase (decrease) in security
    deposits                           7,605          (720)           200

 	Net cash provided by operating
  activities                         101,768       202,702        161,766

CASH FLOWS FROM INVESTING
ACTIVITIES:
 	Additions to buildings and
  improvements                             -        (3,655)             -
 	Purchase of tenant
  improvements                        (3,000)            -        (60,000)
 	Decrease (increase) in replacement
  reserves                           128,933      (161,720)             -
 	Net cash provided by (used in)
  investing activities               125,933      (165,375)       (60,000)

CASH FLOWS FROM FINANCING
ACTIVITIES:
 	Proceeds from refinancing                -     5,625,000              -
 	Proceeds from general partner
  note payable                             -       340,000              -
 	Payment on mortgage, notes
  payable and construction loan            -    (5,815,000)             -
 	Principal payments on mortgage
  and other notes payable            (89,107)      (69,778)       (78,416)
 	Payment of deferred financing
  fees                                     -       (94,739)       (11,162)
 	Distributions                     (156,000)      (26,000)             -

	Net cash used in financing
 activities                         (245,107)      (40,517)       (89,578)

NET INCREASE (DECREASE) IN CASH      (17,406)       (3,190)        12,188

CASH, BEGINNNG OF YEAR                19,626        22,816         10,628

CASH, END OF YEAR                  $   2,220     $  19,626      $  22,816


 The accompanying notes are an integral part of these financial statements.

                 PORTLAND LOFTS ASSOCIATES LIMITED PARTNERSHIP
                     STATEMENTS OF CASH FLOWS (CONTINUED)
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


SUPPLEMENTAL CASH FLOW INFORMATION:

	Cash paid for interest               $ 547,365   $ 582,959  $ 676,536

NON-CASH FINANCING ACTIVITY:

In June 1996, Portland Lofts settled $7,621,579 of mortgage and other notes payable and paid closing costs through issuing a promissory mortgage note and other promissory note totaling $5,965,000 and recognizing an extraordinary gain of $1,656,579.

The accompanying notes are an integral part of these financial statements.

                 PORTLAND LOFTS ASSOCIATES LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1. Organization and Description of Business

Portland Lofts Associates Limited Partnership (the Partnership), a Delaware limited partnership, was formed on August 8, 1989 to acquire, rehabilitate and operate three buildings and the related land (the Property) containing 89 residential apartment units and 23,470 net rentable square feet of commercial space, located at 555 Northwest Park Avenue, Portland, Oregon.

The general partners of the Partnership are East Bank Angel Joint Venture (EBAJV), an Oregon general partnership (also known as the developer), and Historic Preservation Properties 1989 Limited Partnership (HPP'89), a Delaware limited partnership whose sole general partner is Boston Historic Partners Limited Partnership. EBAJV, whose venturers are Pacific Star Corporation and Joseph Angel (Angel), is also the only limited partner (see Note 5).

At December 31, 1997 the Partnership had leased 93% (unaudited) of the residential apartment units and 91% (unaudited) of the commercial space for a combined occupancy of 92% (unaudited).

2.	Basis of Presentation and Significant Accounting Policies

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

Depreciation expense for the years ended December 31, 1997, 1996 and 1995 totaled $272,094, $293,263 (unaudited) and $292,362 unaudited), respectively.

Cash, cash equivalents and concentration of credit risk

The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Partnership had no cash equivalents at December 31, 1997 and 1996.

At December 31, 1997 and 1996, the Partnership had no cash on deposit in banks in excess of amounts insured by the Federal
Deposit Insurance Corporation.

              PORTLAND LOFTS ASSOCIATES LIMITED PARTNERSHIP
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


2.	Basis of Presentation and Significant Accounting Policies
   (Continued)

	Deferred costs

Costs to lease residential apartment units are generally expensed; however, leasing costs associated with commercial space are capitalized and amortized on a straight-line basis over the related lease terms. Amortization of costs associated with leasing for the years ended December 31, 1997, 1996 and 1995 totaled $1,413, $1,798 (unaudited) and $2,488 (unaudited), respectively.

Direct costs attributable to obtaining financing are capitalized and amortized on a straight-line basis over the terms of the related debt. Financing costs capitalized during the year ended December 31, 1996 totaled $94,739. Amortization of financing costs for the years ended December 31, 1997, 1996 and 1995 totaled $9,474, $5,864 (unaudited) and $4,064 (unaudited), respectively.

Revenue  recognition

Rental revenue from commercial leases is recorded by recognizing the aggregate minimum rentals to be received over the terms of each lease in equal monthly installments over the related lease terms. Rental income recorded prior to actual cash collections
under the 	terms of the leases is included in rents receivable
($4,000 and $2,746 as of December 31, 1997 and 1996, respectively). Principally all residential apartment units are rented under month-to-month arrangements and rent is recorded when due.

Income taxes

No provision (benefit) for income taxes is reflected in the accompanying financial statements since income or loss of the Partnership is required to be reported in the tax returns of the respective partners.

Reclassifications

Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation.

3.	Mortgage and Notes Payable

The Partnership's original mortgage note was to mature on April 1, 1997. Principal and interest payments, which commenced May 1, 1992, were based upon an amortization period of 30 years. A balloon payment of all unpaid principal and accrued interest was due on April 1, 1997. The interest rate was variable based on the LIBOR rate plus 2.5%. The interest rate was adjusted every 30 days. Also, the Partnership had an unsecured note which it assumed from EBAJV effective December 19, 1989 bearing interest at the prime rate plus 1%.

On May 21, 1996, the Partnership and the holder of the mortgage note and the unsecured note entered into a Settlement Agreement (Settlement Agreement) to resolve claims concerning the debt. According to the Settlement Agreement, the Partnership was allowed, until July 31, 1996, to pay $5,400,000 to the new holder in full satisfaction of the mortgage note and the unsecured note.

            PORTLAND LOFTS ASSOCIATES LIMITED PARTNERSHIP
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)
          FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


3.	Mortgage and Notes Payable (Continued)

On June 20, 1996, the Partnership issued a promissory mortgage note to a bank in the amount of $5,625,000 and a promissory note to Angel in the amount of $340,000 to provide sufficient funds to pay in full the $5,400,000 settlement amount with the holder of the mortgage note and unsecured note, a separate $400,000 promissory note bearing interest at 13.11% and due currently, and all related closing costs. The transaction resulted in an extraordinary gain on extinguishment of debt of $1,656,579. The mortgage note bears interest at 9%; amortizes over a 25-year schedule; requires monthly payments of principal and interest of $47,205; and matures on July 1, 2006, at which time all unpaid principal and interest is due. The mortgage note is secured by the Property, rents and assignments of leases.

The Angel Note bears interest at 11%; amortizes over a 10-year schedule; requires monthly principal and interest payments in the amount of $4,684; and matures January 1, 2007.

At December 31, 1997, aggregate annual maturities under the mortgage note payable and note payable to general partner are as follows:

   Year Ending     Mortgage     Note Payable to
   December 31,  Note Payable   General Partner         Total

       1998      $    71,254    $    22,068          $  93,322
       1999           77,938         24,622            102,560
       2000           85,249         27,471            112,720
       2001           93,246         30,650            128,896
       2002          101,994         34,197            136,191

The Partnership also has another note payable bearing interest at 9.0%, maturing February, 1998, and requiring monthly principal and interest payments of $350.

4.	Partners' Equity

Profits, losses and tax credits shall be distributed to the partners, as defined in the Partnership Agreement, as follows :
99% to HPP'89, .9% to EBAJV and .1% to EBAJV as a limited partner. However, if cash flows are distributed to the partners in accordance with (b) and (c) below, then profits, losses and tax credits shall be distributed in accordance with those same formulas.

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

			c.			The remaining balance, if any, prior to call/put date
        (discussed below), 50% to HPP'89, 49.9% to EBAJV and .1%
        to EBAJV as limited partner, and after the call/put
        date, 75% to HPP'89, 24.9% to EBAJV and .1% to EBAJV as
        limited partner.

               PORTLAND LOFTS ASSOCIATES LIMITED PARTNERSHIP
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
            FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


4.	Partners' Equity (Continued)

The Partnership Agreement provides HPP'89 with certain put rights, as defined in the agreement, to require the Developer to purchase HPP'89's interest in the Partnership. On July 1, 1997, HPP'89 and the Developer entered into an agreement under which the parties acknowledged that HPP'89's put right commenced July 1, 1997 and HPP'89 agreed not to exercise its put right until July 1, 2000 provided it receives distributions of no less than $30,000 per quarter. Under the put right, the Developer is required to pay HPP'89 the excess of $5,750,000, plus $25,467 for each month commencing July 1, 1997 through the month in which the closing of the sale of HPP'89's interest is consummated pursuant to the put right, less the amount previously distributed to HPP'89. The Developer, provided it has met certain conditions defined in the agreement, shall have the right to locate a third party to purchase HPP '89's interest on behalf of the Developer.
 Cash from the sale or refinancing of the Property shall be distributed to repay any outstanding loans and related interest and then to the partners, as defined in the Partnership Agreement.

5.	Transactions with Related Parties and Commitments

Interest expense for the years ended December 31, 1997 and 1996 totaled $36,241 and $18,735 (unaudited), respectively, related to the Angel Note. At December 31, 1997 and 1996, $9,152 and
$18,735 is included in accrued interest.

In November 1996, the Partnership entered into an agreement to pay EBAJV a monthly fee of $2,400 for partnership management services provided to the Partnership. Partnership management fees for the years ended December 31, 1997 and 1996 totaled $28,800 and $4,800 (unaudited), respectively. Accounts payable and accrued expenses at December 31, 1996 include $4,800 in partnership management fees payable to EBAJV.

The Partnership has a management agreement with an unrelated party to manage the property for a fee equal to 3% of gross receipts as defined in the agreement. Management fees for the years ended December 31, 1997, 1996 and 1995 totaled $34,489, $34,286 (unaudited) and $33,146 (unaudited). The unrelated party also receives leasing commissions equal to 5% of amounts due under commercial leases.

6.	Minimum Future Rentals under Operating Leases

The Partnership rents space to commercial tenants under operating leases of varying terms expiring through 2004. Approximately 16% of all residential apartment units are rented to tenants under short-term operating leases and the remaining rented under month-to-month arrangements. As of December 31, 1997, the Partnership had entered into fifteen commercial leases covering approximately 92% (unaudited) of the building's net rentable commercial space. The Partnership's largest commercial tenant occupancies 23% of the commercial space at December 31, 1997, representing only 5.8% of the total square feet of the property.

At December 31, 1997, minimum future rentals, excluding reimbursement of real estate taxes and certain operating expenses, to be received under noncancellable commercial leases for each of the next five years are as follows:

                     Year Ending December 31,

                           1998                   $     280,203
                           1999                         228,086
                           2000                         121,162
                           2001                          73,848
                           2002                          51,365

               PORTLAND LOFTS ASSOCIATES LIMITED PARTNERSHIP
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


6. Minimum Future Rentals under Operating Leases (Continued)

The above amounts do not include additional rentals that will become due as a result of escalation provisions in the commercial leases.

In most cases, management expects that in the normal course of business, commercial leases will be renewed or replaced by other leases and month-to-month arrangements with residential tenants will be continued or replaced by short-term operating leases.

7.	Fair Value of Financial Instruments

The carrying amounts of cash, rent receivable, prepaid expenses, replacement reserves, accounts payable and accrued expenses, accrued interest and security deposits at December 31, 1997 and 1996 approximate their fair values due to their short maturities. The fair values of the Partnership's mortgage note payable and other notes payable at December 31, 1997 and 1996 approximate their carrying amounts based on interest rates currently available to the Partnership for similar financing arrangements. All financial investments are held for non-trading purposes.

            402 JULIA STREET ASSOCIATES LIMITED PARTNERSHIP
                        FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



            402 JULIA STREET ASSOCIATES LIMITED PARTNERSHIP
                        FINANCIAL STATEMENTS
         FOR THE YEARS ENDED DECEMBER 31, 1997 , 1996 AND 1995


                        Table of Contents


                                                       	Page

Independent Auditors' Report                           	F-44

Balance Sheets as of  December 31, 1997 and 1996       	F-45

Statements of Operations for the Years
Ended December 31, 1997, 1996 and 1995                 	F-46

Statements of Changes in Partners' Equity
(Deficit) for the Years Ended December 31, 1997,
1996 and 1995	                                          F-47

Statements of Cash Flows for the Years Ended
December 31, 1997, 1996 and 1995	                       F-48

Notes to Financial Statements	                          F-49

                      NDEPENDENT AUDITORS' REPORT


The Partners
402 Julia Street Associates Limited Partnership
Quincy, Massachusetts


We have audited the accompanying balance sheets of 402 Julia Street Associates Limited Partnership (the Partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Because we were not engaged to audit the statements of operations, changes in partners' equity (deficit) and cash flows for the years ended December 31, 1996 and 1995, we did not extend our auditing procedures to enable us to express an opinion on the results of operations, changes in partners' equity (deficit) and cash flows of 402 Julia Street Associates Limited Partnership for the years ended December 31, 1996 and 1995. Accordingly, we express no opinion on them.

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of 402 Julia Street Associates Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


Lefkowitz, Garfinkel, Champi & DeRienzo P.C.


Providence, Rhode Island
February 27, 1998

              402 JULIA STREET ASSOCIATES LIMITED PARTNERSHIP
                          BALANCE SHEETS
                   DECEMBER 31, 1997 AND 1996


                              ASSETS

                                                 1997             1996

Investment in real estate:
 	Land                                   $    132,800      $   132,800
 	Building and improvements                 1,581,571        1,581,571

                                            1,714,371        1,714,371
  	Less accumulated depreciation              316,051          276,512

                                            1,398,320        1,437,859

Cash                                           46,067           44,925
Cash equivalent, security deposits             19,094           18,843
Accounts receivable                             1,314                -
Real estate tax and insurance escrow           20,944           13,087
Replacement reserve                            23,700           20,100
Deferred financing fees, less accumulated
amortization (1997, $30,154; 1996 $25,631)     15,077           19,600

                                         $  1,524,516      $ 1,554,414

                      LIABILITIES AND PARTNERS' EQUITY

Liabilities:
 	Mortgage note payable                  $  1,009,551      $ 1,015,553
 	Accounts payable and accrued
  expenses                                     15,325            4,625
 	Accrued interest                              8,413            8,463
 	Security deposits                           	19,759           19,586

     	Total liabilities                     1,053,048        1,048,227

Commitments (Note 4)

Partners' equity                              471,468          506,187

                                         $  1,524,516     $  1,554,414


 The accompanying notes are an integral part of these financial statements.

              402 JULIA STREET ASSOCIATES LIMITED PARTNERSHIP
                      STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                     1997        1996         1995
                                              (Unaudited)  (Unaudited)
Revenue:
		Rental income                  $ 232,631    $  241,273   $  223,105
		Interest and other income          9,502         5,234        5,330

		Total revenue                    242,133       246,507      228,435

Expenses:
		Operating and administrative      37,681        24,362       22,706
		Management fees                   23,075        22,400       19,575
		Repairs and maintenance           33,249        26,830       28,938
		Utilities                          5,401         8,371        9,191
		Real estate taxes                  5,836         6,046        5,989
		Insurance                          7,813        11,546        9,271
		Depreciation and amortization     44,062        50,236       50,234

		Total expenses                   157,117       149,791      145,904

Income from operations              85,016        96,716       82,531

Interest expense                   101,235       101,809      102,328

Net loss                        $  (16,219)    $  (5,093)   $ (19,797)


 The accompanying notes are an integral part of these financial statements.

              402 JULIA STREET ASSOCIATES LIMITED PARTNERSHIP
            STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
           FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                              Historic
                            Preservation
                             Properties                    Limited
                            1989 Limited    Developers    Partners   Total

Balance
December 31, 1994
(Unaudited)                $  385,008       $ 183,100     $   (31)  $ 568,077

Distributions                       -         (18,500)          -     (18,500)

Net loss                      (12,934)         (6,863)          -     (19,797)

Balance,
December 31, 1995
(Unaudited)                   372,074         157,737         (31)    529,780

Distributions                       -         (18,500)          -     (18,500)

Net loss                       (3,327)         (1,766)          -      (5,093)

Balance,
December 31, 1996
(Unaudited)                   368,747         137,471         (31)    506,187

Distributions                       -         (18,500)          -     (18,500)

Net loss                      (10,596)         (5,623)          -     (16,219)

Balance,
December 31, 1997          $  358,151      $  113,348     $   (31)  $ 471,468


 The accompanying notes are an integral part of these financial statements.

             402 JULIA STREET ASSOCIATES LIMITED PARTNERSHIP
                      STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                     1997          1996          1995
                                               (Unaudited)   (Unaudited)

CASH FLOWS FROM OPERATING
ACTIVITIES:
 	Net loss                      $  (16,219)    $  (5,093)    $  19,797)
 	Adjustments to reconcile
  net loss to net cash
		provided by operating
  activities:
   Depreciation and
   amortization                    44,062         50,236       50,234
		 Decrease (increase) in
   accounts receivable             (1,314)           377         (370)
		 Increase (decrease) in
   accounts payable and
   accrued expenses               	10,700         (4,625)       4,625
		 Increase (decrease) in
   security deposits, net             (78)           743            -
		 Decrease in accrued interest       (50)           (45)         (41)
 	Net cash provided by operating
  activities                       37,101         34,353       25,227

CASH FLOWS FROM INVESTING
ACTIVITIES:

 	Increase in real estate tax
  and insurance escrow
  and replacement reserve         (11,457)       (3,620)       (4,712)
 	Cash used in investing
  activities                      (11,457)       (3,620)       (4,712)

CASH FLOWS FROM FINANCING
ACTIVITIES:

  Principal payments on mortgage
  note payable                    (6,002)        (5,433)       (4,918)
 	Distributions                  (18,500)       (18,500)      (18,500)
 	Cash used in financing
  activities                     (24,502)       (23,933)      (23,418)

 NET INCREASE IN CASH              1,142         14,040         6,521

CASH, BEGINNING OF YEAR           44,925         30,885        24,364

CASH, END OF YEAR             $   46,067      $  44,925     $  30,885

SUPPLEMENTAL CASH FLOW
INFORMATION:

 	Cash paid for interest      $  101,285      $ 101,854     $ 102,369


 The accompanying notes are an integral part of these financial statements.

             402 JULIA STREET ASSOCIATES LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


(1)	Organization and Description of Business

402 Julia Street Associates Limited Partnership (the Partnership), a Delaware limited partnership, was formed on July 25, 1989 to acquire a 19,000 square foot site and the building situated thereon in New Orleans, Louisiana, and rehabilitate the building into 24 residential apartment units and approximately 3,500 net rentable square feet of commercial space known as the Loft (the Property). The Partnership is owned by Historic Preservation Properties 1989 Limited Partnership (HPP 1989) as a general partner (65.33%), by Henry
M. Lambert and R. Carey Bond (the Developers) as a general partner (34.66%), and by John D. Lambert III (the Limited Partner) as a limited partner (.01%).

At December 31, 1997, the Partnership had leased 89%
(unaudited) of the residential apartment units and 100%
(unaudited) of the commercial space for a combined occupancy of 91% (unaudited).

(2)	Basis of Presentation and Significant Accounting Policies

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

Depreciation expense for the years ended December 31, 1997, 1996 and 1995 totaled $39,539, $45,713 (unaudited) and $45,711
(unaudited), respectively.

Cash, cash equivalents and concentration of credit risk

The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at December 31, 1997 and 1996 totaled $19,094 and $18,843, respectively.

At December 31, 1997 and 1996, the Partnership had no cash and cash equivalents on deposit in banks in excess of amounts insured by the Federal Deposit Insurance Corporation.

Deferred financing fees

Deferred financing fees are being amortized on a straight-line basis over the term of the mortgage note. Amortization expense for each of the years ended December 31, 1997, 1996
(unaudited), and 1995 (unaudited) totaled $4,523.

(2)  	Basis of Presentation and Significant Accounting Policies (Continued)

Revenue recognition

Revenue from commercial units, principally under short-term operating leases, is recorded when due. Approximately half of all residential apartment units are rented under short-term operating leases and the remaining rented under month-to-month arrangements. Rental revenue is recorded when due.

Income taxes

No provision (benefit) for income taxes is reflected in the accompanying financial statements since income or loss of the Partnership is required to be reported in the tax returns of the respective partners.

Reclassifications

Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation.

(3)	Mortgage Note Payable

The Partnership's mortgage note with the lender bears interest at 10.0% and amortizes over a 35-year schedule. The mortgage note requires monthly payments of principal and interest, real estate tax and insurance escrow deposits, and replacement reserve deposits in the aggregate amount of $8,941, $1,773 and $300, respectively. The mortgage note matures in May 2001, at which time all unpaid principal and accrued interest is due.

At December 31, 1997, annual maturities of the mortgage note are as follows:


                     Year Ending December 31,         Amount

                              1998                $    6,630
                              1999                     7,325
                              2000                     8,091
                              2001                   987,505

The mortgage note is secured by the Partnership's property, rents and assignment of leases.

(4)	Transactions with Related Party and Commitments

The Partnership has a month-to-month property management and lease broker agreement with a company owned by the Developers (the Affiliate) to manage the Property for a fee equal to 6% of gross rental receipts and to serve as the lease broker for a fee equal to one half of one month's rent for each lease signed or continuation of existing rental relationship. For the years ended December 31, 1997, 1996 and 1995, fees paid under this agreement totaled $23,075, $22,400 (unaudited) and $19,575 (unaudited), respectively.

The Partnership reimbursed to the Affiliate certain payroll and related payroll costs totaling $11,437, $7,657 (unaudited) and $8,463 (unaudited) for the years ended December 31, 1997, 1996 and 1995, respectively.

(5)	Leases

At December 31, 1997, the future minimum rental to be received in cash under the terms of noncancellable commercial leases, excluding reimbursement for real estate taxes and certain operating expenses, is as follows:

                   Year Ending December 31,       Amount

                             1998               $  11,060

Real estate tax and operating expense reimbursements for the years ended December 31, 1997, 1996 and 1995 totaled $2,655, $2,581 (unaudited) and $2,210 (unaudited), respectively, and have been reported as a reduction of expenses in the accompanying financial statements.

In most cases, management expects that in the normal course of business, commercial leases will be renewed or replaced by other leases and month-to-month arrangements with residential tenants will be continued or replaced by short-term operating leases.

(6)	Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalent security deposits, accounts receivable, real estate tax and insurance escrow, replacement reserve, accounts payable and accrued expenses, accrued interest and security deposits approximate their fair values at December 31, 1997 and 1996 due to their short maturities. The fair value of the mortgage note payable at December 31, 1997 and 1996 approximates its carrying amount based on the interest rates currently available to the Partnership for similar financing arrangements. All financial instruments are held for non-trading purposes.

