Form 10-Q
period 1998-03-31
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 1998-05-15
CIK 839614

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarter ended    March  31, 1998
			or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                            	FORM 10-Q

                          	MARCH 31, 1998

                        	TABLE OF CONTENTS




PART  I  -  FINANCIAL INFORMATION

     	Financial Statements

     		Balance Sheets                               3

     		Statements of Operations                     4

     		Statements of Partners' Equity (Deficit)     5

     		Statements of Cash Flows                     6

       Notes to Financial Statements                7-14

      Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations                                 15-18

PART II - OTHER INFORMATION                        19

	     Signatures	                                  20



     HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           BALANCE SHEETS
               MARCH 31, 1998 AND DECEMBER 31, 1997


                            ASSETS

                                            1998         1997
                                         (Unaudited)


INVESTMENTS IN INVESTEE ENTITIES       $  4,063,747    $ 4,000,210
  Less reserve for realization of
    investments in Investee entity       (3,469,267)    (3,469,267)

                                            594,480        530,943

CASH EQUIVALENTS                             97,971        175,288
OTHER ASSETS                                 77,505         77,505

                                        $   769,956     $  783,736


                  LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
  Accounts payable and accrued expenses  $   1,666      $   33,562

     Total liabilities                       1,666          33,562

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY
  Limited Partners' Equity -
   Units of  Investor Limited
   Partnership Interest, $1,000
   stated value per Unit-
   Issued and outstanding
   26,588 units                            991,943        974,008
  General Partner's Deficit               (223,653)      (223,834)

     Total partners' equity                768,290        750,174

                                      $    769,956     $  783,736

The accompanying notes are an integral part of these financial statements.

                                     3

     HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                        STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (UNAUDITED)


                                            1998            1997

REVENUE:
  Interest and other income              $  2,390       $  2,276

EXPENSES:
  Operating and administrative             51,523         41,984

LOSS FROM OPERATIONS                     ( 49,133)       (39,708)

EQUITY IN INCOME (LOSS
  OF INVESTEE ENTITIES                     67,249         (8,410)


NET INCOME (LOSS)                        $ 18,116      $ (48,118)

NET INCOME (LOSS) ALLOCATED
  TO GENERAL PARTNER                     $    181      $    (481)

NET INCOME (LOSS) ALLOCATED
  TO LIMITED PARTNERS                    $ 17,935      $ (47,637)

NET INCOME (LOSS) PER UNIT OF
  INVESTOR LIMITED 	PARTNERSHIP
  INTEREST, BASED ON 26,588 UNITS
  ISSUED AND OUTSTANDING                 $    .67      $   (1.79)


The accompanying notes are an integral part of these financial statements.

                                   4


        HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
              STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
            FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND
               FOR THE YEAR ENDED DECEMBER 31, 1997


                                Units of
                                Investor   Investor
                                 Limited   Limited    General
                              Partnership  Partners'  Partner's
                               Interest     Equity     Deficit     Total

BALANCE,
 December 31, 1996
  (Unaudited)                  26,588     $1,069,565  $(222,869) $ 846,696

 Net Loss                           -        (95,557)      (965)   (96,522)

BALANCE,
 December 31,1997              26,588        974,008   (223,834)   750,174

 Net Income (Unaudited)             -         17,935        181     18,116

BALANCE,
 March 31, 1998
  (Unaudited)                  26,588     $  991,943  $(223,653) $ 768,290


The accompanying notes are an integral part of these financial statements.

                                  5


       HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                     STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                               (UNAUDITED)


                                             1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       $ 18,116       $ (48,118)
  Adjustment to reconcile net
  income (loss) to	net cash used
  in operating activities:
   	Equity in (income) loss in
     investee entities                     (67,249)          8,410
   	Decrease in other assets                     -          26,000
   	Decrease in accounts payable
     and accrued expenses                  (31,896)        (18,379)
  		Net cash used in operation
     activities                            (81,029)        (32,087)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash contributions to investee entity    (35,288)              -
  Cash distributions from investee entity   39,000          39,000
    	Net cash provided by investing
      activities                             3,712          39,000

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                      (77,317)          6,913

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                       175,288         163,316

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                          $   97,971      $  170,229


The accompanying notes are an integral part of these financial statements.

                                     7


       HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                     NOTES TO FINANCIAL STATEMENTS
                              MARCH 31, 1998
                                (UNAUDITED)


(1) Organization and General Partner - BHP

    Historic Preservation Properties 1989 Limited Partnership ("HPP'89" or "the Partnership") was formed on September 1, 1988 under the Delaware Revised Uniform Limited Partnership Act.
    The purpose of HPP'89 is to invest in a diversified portfolio of real properties, for which certain costs of rehabilitation have qualified for rehabilitation tax credits (Rehabilitation Tax Credits).

    The general partner of HPP'89 is Boston Historic Partners Limited Partnership (BHP), a Massachusetts limited partnership. BHP was formed in November 1986 for the purpose of organizing, syndicating and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships). As of March 31, 1998, BHP had established three such partnerships, including HPP'89.

(2) Basis of Presentation

    The accompanying unaudited financial statements of HPP'89 have been prepared in accordance with generally accepted accounting principles for interim financial information and generally with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.
    For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1997 for HPP'89, as filed with the Securities and Exchange Commission.

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

    Following is summary of information regarding the Investee
    Entities and HPP'89's investments therein:

         HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                         MARCH 31, 1998
                          (UNAUDITED)


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

    402 Julia Street Associates Limited Partnership (402 Julia) is a Delaware limited partnership formed on July 25, 1989 to acquire, construct, rehabilitate, operate and manage a 19,000 square foot site and the building situated thereon and to rehabilitate the building into 24 residential units and approximately 3,500 net rentable square feet of commercial space located thereon at 402 Julia Street, New Orleans, Louisiana. At March 31, 1998, 402 Julia had leased 100% of its residential units and commercial space.

    HPP'89 originally contributed $775,000 to the capital of 402 Julia and owns a general partnership interest therein. HPP'89's original investment in 402 Julia represented approximately 4% of the aggregate amount which HPP'89 has contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan Building.

      HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           MARCH 31, 1998
                            (UNAUDITED)


(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (continued)

    On September 16, 1993, HPP'89 sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. HPP'89's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale required an initial payment of $100,000, which was received in September 1993, and requires annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. At March 31, 1998 the remaining uncollected payments total $71,000 which are secured by the interest sold to the developer general partner. The sale transaction did not generate any Investment Tax Credit recapture.

    Rehabilitation Tax Credits generated by 402 Julia and previously allocated to HPP'89 Limited Partners totaled
    $248,796 since inception. As of March 31, 1995, 100% of these credits were fully vested.

    HPP'89 recorded net income of $813 and $2,281 for the three months ended March 31, 1998 and 1997 respectively, as well as amortization of $813 for each of the three months ended March
    31, 1998 and 1997, from the 402 Julia Investment.

    Portland Lofts Associates Limited Partnership (Portland Lofts) is a Delaware limited partnership formed on August 8, 1989 to acquire, construct, rehabilitate, operate and manage three buildings containing 89 residential units and 29,250 square feet of ground floor space useable as either commercial space or as home/studio space for artists, located at 555 Northwest Park Avenue in Portland, Oregon. At March 31, 1998, Portland Lofts had leased approximately 94% of its residential apartment units and 95% of the commercial space for a combined occupancy of 94%.

    HPP'89 contributed $3,820,000 through March 31, 1998 to the capital of Portland Lofts and owns a general partnership interest therein. HPP'89's investment in Portland Lofts represents approximately 21% of the aggregate amount which HPP'89 originally contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan Building.

    Rehabilitation Tax Credits generated by Portland Lofts and allocated to HPP'89's Limited Partners totaled $1,775,571 since inception. As of April 1, 1996, 100% of these tax credits were fully vested.

    On May 21, 1996, Portland Lofts and the holder of its mortgage note and a $550,000 unsecured note entered into a Settlement Agreement (the Agreement) to resolve claims concerning the mortgage note and the unsecured note (the Notes). According to the Agreement, Portland Lofts was allowed until July 31, 1996 to pay $5,400,000 to the holder in full satisfaction of the Notes.

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

         HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            MARCH 31, 1998
                             (UNAUDITED)


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

    For the year ended December 31, 1997, Portland Lofts allocated a net loss of $173,710 and paid cash distributions of $156,000 to HPP'89. As mentioned above, generally, under the equity method of accounting, an investment may not be carried below zero. During 1997, HPP'89's investment in Portland Lofts was reduced to zero due to allocated losses and distributions received. Although HPP'89's investment in Portland Lofts has been reduced to zero, Portland Lofts is expected to continue as a going concern and to continue to provide distributions to HPP'89. At December 31, 1997, HPP'89 had cumulative unrecorded losses totaling $95,392 relating to the Portland Lofts investment.

    For the three months ended March 31, 1998, HPP'89 recognized unrecorded income of $4,379 from Portland Lofts, thereby reducing the cumulative unrecorded losses relating to the Portland Lofts investment as of March 31, 1998 to $91,013. For the three months ended March 31, 1997, HPP'89 recorded a net loss of $35,498 from the Portland Lofts investment.

    For each of the three months ended March 31, 1998 and 1997, HPP'89 received distributions of $39,000 from the Portland Lofts investment. Distributions of $39,000 for the three months ended March 31, 1998 were recorded as equity in income of investee entities.

    The Cosmopolitan at Mears Park, LLC (TCAMP) On December 18,
    1989, HPP'89 acquired the Cosmopolitan Building containing 255 residential units and approximately 2,200 square feet of commercial space. The building was renovated, and certain renovation costs qualified for Rehabilitation Tax Credits.
    HPP'89 purchased the Cosmopolitan Building for one dollar and assumed mortgage indebtedness with a face value of $22,500,000. In accordance with the terms of the Purchase and Sale Agreement, HPP'89 paid $5,000,000 at the closing which was used to repay a portion of the outstanding mortgage loan principal. The Cosmopolitan Building was originally recorded at the net purchase purchase price of the net indebtedness assumed by HPP'89 plus the amount paid at the closing. Subsequent improvements were recorded at cost.

    HPP'89's investment in the Cosmopolitan Building represented approximately 39% of the aggregate amount which HPP'89 originally contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan in the Cosmopolitan Building. At March 31, 1998, the economic occupancy of TCAMP was 98%

    Rehabilitation Tax Credits generated by the purchase of the Cosmopolitan Building and previously allocated to HPP'89's Limited Partners totaled $4,307,491 since inception. As of December 31, 1994, 100% of these tax credits were fully vested.

    The mortgage HPP'89 assumed relating to its purchase of the Cosmopolitan Building had an original maturity date of December 18, 1999. On January 5, 1995, HPP'89 consummated the Second Amendment to the Loan Agreement (Second Amendment) with the holder to resolve a dispute over funds in a restricted escrow account. The terms of the Second Amendment allowed HPP'89 to be paid the interest earned on and overfunded deposits to the escrow account. Also, HPP'89 received an option to buy the mortgage note for the fair market value of the property. In exchange, HPP'89 released the principal funds of the escrow account (approximately $1,311,000) for payment on the outstanding mortgage and agreed to reduce the maturity date of the note from December 18, 1999 to December 18, 1996.

         HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                         MARCH 31, 1998
                          (UNAUDITED)


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

    On February 27, 1998, HPP'89 contributed to TCAMP $35,288, representing operating reserves in excess of $140,000 at December 31, 1997. The funds were then distributed from TCAMP to its other member as a return of its original capital contribution. As of March 31, 1998 and December 31, 1997, the outstanding balance of the other member's unreturned original
    $650,000 capital contribution was $57,877 and $223,773, respectively.

    As a result of the contribution of the Cosmopolitan to TCAMP for a 50% ownership interest in TCAMP, HPP'89 no longer has operations directly related to real estate activity. As of March 15, 1996 (the date of contribution), the Partnership accounts for its investment in TCAMP under the equity method of accounting.

    HPP'89 recorded net income from the TCAMP investment of $28,249 and $25,620 for the three months ended March 31, 1998 and 1997, respectively.

    HPP'89's investments in the Investee Entities at March 31, 1998 and December 31, 1997 are summarized as follows:

                                         1998          1997
                                                     (Audited)
    Cumulative:
    Investments and advances made
     in cash                         $ 4,880,288    $ 4,845,000
    Evaluation and acquisition
     costs                               835,709        835,709
    Interest capitalization and
     other costs                          39,615         39,615
    Net equity in loss of Investee
     Entities                          (1,083,756)   (1,151,818)
    Reserves for realization of
     investments                       (3,469,267)   (3,469,267)
    Amortization of certain costs         (47,289)      (46,476)
    Distributions received from
     Investee Entities                   (319,200)     (280,200)
    Sale of one third interest
     of Investee Entity                  (241,620)     (241,620)

                                      $   594,480    $  530,943

    The above summary of HPP'89's investments in Investee Entities does not include its investment in Jenkins Court.

        HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           MARCH 31, 1998
                             (UNAUDITED)


(3)	Investments in Investee Entities and Real Estate; Commitments
    and Contingencies (continued)

    The equity in income (loss) of Investee Entities reflected in the accompanying statements of operations for the three months ended March 31, 1998 and 1997 includes allocated income of $68,062 and a net loss of $7,597, respectively and amortization of certain costs of $813 for each of the three months ended March 31, 1998 and 1997.

    Summary combined balance sheets of the four Investee Entities as of March 31, 1998 and December 31, 1997, and summary combined statements of operations for the three months ended
    March 31, 1998 and 1997 are as follows:

                        COMBINED BALANCE SHEETS

                                ASSETS

                                              1998          1997
                                                          (Audited)
    Buildings and improvements,
     (net of accumulated depreciation;
     1998, $3,032,988; 1997, $2,896,633)  $ 15,727,472   $ 15,855,989
    Land                                     2,041,326      2,041,326
    Other assets (net of accumulated
     amortization;1998, $98,908;
     1997,  $10,861)                           626,848        561,218
    Cash and cash equivalents                  211,623        173,001

        Total assets                      $ 18,607,269   $ 18,631,534

                   LIABILITIES AND PARTNERS' EQUITY

                                               1998          1997
                                                           (Audited)
    Liabilities:
     Mortgage and notes payable           $ 13,372,431   $ 13,412,706
     Other liabilities                         870,589        735,828
     Total liabilities                      14,243,020     14,148,534

    Partners' equity:
     HPP'89                                  3,415,323      3,385,594
     Other partners                            948,926      1,097,406
     Total partners' equity                  4,364,249      4,483,000

        Total liabilities and partners'
         equity                           $ 18,607,269   $ 18,631,534

    Members' equity in TCAMP has been classified as partners' equity in the combined balance sheets.

         HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             MARCH 31, 1998
                                (UNAUDITED)

(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (continued)

                    COMBINED STATEMENTS OF OPERATIONS

                                               1998          1997
Revenue:
   Rental revenue                           $ 924,711    $ 896,601
   Interest and other income                   41,657       13,719

                                              966,368      910,320
Expenses:
 Interest expense                             315,157      293,376
 Depreciation and amortization                149,061      152,037
 Operating expenses                           439,983      446,032

                                              904,201      891,445

Net income                                  $  62,167    $  18,875
Net income (loss) allocated to HPP'89       $  33,441    $  (7,598)
Net income allocated to other partners      $  28,726    $  26,473

(4) Transactions With Related Parties and Commitments

    On October 1, 1995, HPP'89 engaged Claremont Management Corporation (CMC), a Massachusetts corporation previously unaffiliated and a related party as of March 15, 1996 through ownership by a member of TCAMP, to provide asset management, accounting and investor services. CMC provides such services for an annual management fee of $67,200 plus reimbursement of all its costs of providing these services. The contract with CMC expires June 30, 1998. For the three months ended March 31, 1998 and 1997, CMC was reimbursed $26,038 and $12,184, respectively, for operating costs.

    In November 1995, HPP'89 entered into a management agreement with CMC, to manage the Cosmopolitan Building. CMC's management agreement required the payment of management fees equal to the greater of $5,200 monthly or 4% of gross receipts as defined in the agreements. For the period January 1, 1996 through March 15, 1996, CMC was paid $21,940 in property management fees. The CMC management agreement also required the Cosmopolitan to maintain with CMC at all times an Operating Account in the amount of $100,000 and a Contingency Reserve Account in the amount of $50,000 for the benefit of the Cosmopolitan. On March 15, 1996, the date HPP'89 contributed the property to TCAMP, the property management contract between HPP'89 and CMC was terminated and TCAMP directly engaged CMC under similar management fee terms.

(5) Fair Value of Financial Instruments

    The fair values of cash equivalents and accounts payable and accrued expenses at March 31, 1998 and December 31, 1997 approximate their carrying amounts due to their short maturities.

       HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS
                          MARCH 31, 1998

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

The Cosmopolitan is a 255 unit residential property located in St. Paul, Minnesota. On January 5, 1995, the Partnership resolved a dispute with the holder of the Cosmopolitan's mortgage over certain amounts in an escrow account. As a result, the Partnership received approximately $286,000 from the escrow account which was used to fund and reserve for the general and administrative expenses of the Partnership, and obtained the opportunity to purchase the mortgage note at the fair market value of the property, in exchange for the release of the principal funds from the escrow account as a payment toward the mortgage principal and a reduction of the mortgage term by three years. Effective March 15, 1996, HPP'89 contributed the Cosmopolitan, and certain other assets and liabilities, to TCAMP (a Limited Liability Company) for a 50% ownership interest. Concurrently, another member contributed $650,000 cash to TCAMP for a 50% ownership interest. Simultaneously, TCAMP issued a mortgage note in the amount of $7,000,000 the proceeds of which along with the $650,000 contributed cash, were used to settle in full HPP'89's mortgage note payable related to the Cosmopolitan Building. TCAMP's mortgage bears interest at 9.14%: amortizes over a 25 year schedule and requires monthly payments of principal, interest, real estate tax and replacement reserve deposits totaling $92,735; the mortgage matures in March 2003, at which time all unpaid principal and accrued interest is due. After March 14, 1996, HPP'89 no longer has any operations directly related to real estate activity or generates cash from rental activity from the Cosmopolitan. As of March 15, 1996, the Partnership accounts for its investment in TCAMP under the equity method of accounting.

Jenkins Court was a 174,000 square foot building located in Jenkintown, Pennsylvania leased to office and retail tenants. Jenkins Court filed for protection under Chapter 11 Federal Bankruptcy laws on November 23, 1994. On August 31, 1995, after maximum vesting of the remaining Rehabilitation Tax Credits had been achieved for 1995, and considering the unliklihood of a successful plan of reorganization, Jenkins Court negotiated with the mortgage holder to transfer the deed and the title of the property to the mortgage holder, in lieu of foreclosure.

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

        HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                            MARCH 31, 1998


Portland Lofts is a mix-use property located in Portland, Oregon with 89 residential units and 29,250 square feet of commercial space. In May 1996, Portland Lofts reached a settlement agreement with the holder of its mortgage note and an unsecured note. According to the Settlement Agreement, Portland Lofts was allowed until, July 31, 1996, to pay $5,400,000 to the holder in full satisfaction of both the mortgage note and an unsecured note.

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

402 Julia is a mix-use property located in New Orleans, Louisiana with 24 residential units and 3,500 square feet of commercial space. On September 16, 1993, HPP'89 sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. HPP'89's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale required an initial payment of $100,000, which was received in September 1993, and requires annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. 402 Julia's mortgage loan bears interest at 10%; amortizes over a 35-year schedule; requires monthly payments of principal and interest, real estate tax, insurance and replacement reserve escrow deposits totaling $11,014; and matures in May of 2001, at which time all unpaid principal and accrued interest is due.

The short-term liquidity of the Investee Entities, with the exception of Jenkins Court, depends on their ability to generate sufficient rental income to fund operating expenses and debt service requirements. TCAMP, Portland Lofts and 402 Julia have stabilized operations and, after considering the effects of TCAMP's and Portland Lofts' recent respective refinancings, are expected to generate cash flow. For each of the three months ended March 31, 1998 and 1997, the Partnership received distributions from Portland Lofts of $39,000, respectively.

HPP'89's cash is used primarily to fund general and administrative expenses of managing the public fund. The Partnership's only source of short term liquidity is from distributions received from Investee Entities and the proceeds from the previous sale of a partial interest in 402 Julia. The Partnership expects to fund its expenses with cash flow distributions from Portland Lofts, and from TCAMP if such distributions are available to HPP'89 and are required to fund expenses. As of March 31, 1998 and December 31, 1997, the Partnership had $97,971 and $175,288 of total cash.

To the extent that The Partnership accumulates from whatever sources operating reserve amounts greater than $140,000 at the end of any fiscal year, The Partnership is required to contribute such excess within thirty days of the end of such fiscal year to TCAMP as additional capital contributions to be distributed by TCAMP to its other member as a return of the outstanding portion of its original capital contribution. Since the Partnership anticipates funding its expenses principally from distributions received from Portland Lofts, the Partnership does not expect that this requirement will affect its ability to fund its expenses. On February 27, 1998, HPP'89 contributed to TCAMP $35,288, representing operating reserves in excess of $140,000 at December 31, 1997. The funds were then distributed from TCAMP to its other member as a return of its original capital contribution.

Cash flow generated from the Partnership's investment properties and the Partnership's share of the proceeds from the sale of such properties is expected to be the source of future long-term liquidity.

      HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                         MARCH 31, 1998


Results of Operations. As a result of the contribution of the Cosmopolitan to TCAMP for a 50% ownership interest in TCAMP, subsequent to March 14, 1996, HPP'89 no longer had operations directly related to real estate activity. As of the date of contribution, the Partnership accounts for its investment in TCAMP under the equity method of accounting.

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

As of March 31, 1998, 402 Julia leased 100% of its residential units and commercial space. 402 Julia has benefited from a relatively strong New Orleans market and continues to record stable operations. 402 Julia rents units to residential tenants, half of which are under short-term operating leases with the remaining rented under month-to-month arrangements. For the three months ended March 31, 1998, 402 Julia recorded net income of approximately $1,200 of which included depreciation and amortization of approximately $11,000.

At March 31, 1998, Portland Lofts had leased approximately 94% of its residential apartment units and 95% of the commercial space for a combined occupancy of 94%. Portland Lofts rents space to residential tenants principally under month-to-month arrangements and to commercial tenants under operating leases of varying terms expiring through 2004. As of March 31, 1998, the Partnership had entered into fifteen commercial leases. The Partnership's largest commercial tenant occupancies 23% of the commercial space at March 31, 1998, representing only 5.8% of the total square feet of the property. For the three months ended March 31, 1998, Portland Lofts recorded net income of approximately $4,400 of which included depreciation and amortization of approximately $71,300.

TCAMP operates its 255 unit residential property in the competitive lowertown district of St. Paul, Minnesota with traditional, annual operating leases to individuals that expire within one year of signing. Despite the availability of low mortgage rates in the single family house market, the building has increased rental rates with the market and maintained occupancy above 95% for several years.

At March 31, 1998, TCAMP had an economic occupancy of 98%. For the three months ended March 31, 1998, TCAMP recorded net income of approximately $56,000, which included depreciation and amortization expense of approximately $66,800.

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

        HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                            MARCH 31, 1998


For the year ended December 31, 1997, Portland Lofts allocated a net loss of $173,710 and cash distributions of $156,000 to HPP'89. During 1997, HPP'89's investment in Portland Lofts was reduced to zero due to allocation of losses and distributions received. Accordingly, HPP'89 had cumulative unrecorded losses at December 31, 1997 of $95,392. For the three months ended March 31, 1998, HPP'89 recognized unrecorded income of $4,379 relating to Portland Lofts, thereby reducing the unrecorded losses from the Portland Lofts investment to $91,013 as of March 31, 1998. Distributions received from Portland Lofts for the three months ended March 31, 1998 totaled $39,000 and were recorded as equity income of investee entities. Although HPP'89's investment in Portland Lofts has been reduced to zero, Portland
Lofts is expected to continue as a going concern and to continue to provide distributions to HPP'89.

The Partnership recorded net income, under generally accepted accounting principles, of $18,116 for the three months ended March 31, 1998, compared to a net loss of $48,118 for the three months ended March 31, 1997. This $66,234 increase in net income is primarily attributable to the increase in equity in income (loss) of investee entities of approximately $75,700, offset by a slight increase in operating and administrative expenses of approximately $9,500. The increase in HPP'89 share of equity in income (loss) is primarily due to the activity from Portland Lofts. As mentioned above, Portland Lofts net investment balance has been reduced to zero, therefore, distributions for the three months ended March 31, 1998, of $39,000 were recorded as equity income of investee entities compared to an allocated net loss of $35,498 from Portland Lofts for the same period in 1997.

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

      HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                  PART II - OTHER INFORMATION
                       MARCH 31, 1998


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



                              19


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
                                 General Partner

Date:  May 1, 1998               By:   /s/ Terrence P. Sullivan
                                       Terrence P. Sullivan,
                                       President

                            	and

Date:  May 1, 1998               By:	  /s/ Terrence P. Sullivan
                                       Terrence P. Sullivan,
                                       General Partner







                                  20