Form 10-Q
period 1998-06-30
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 1998-08-14
CIK 839614

UNITED STATES
                 	SECURITIES AND EXCHANGE COMMISSION
                        	Washington, DC  20549

                              	FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarter ended    June 30, 1998
			or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 33-24129

Historic Preservation Properties 1989 Limited Partnership
(Exact name of registrant as specified in its charter)

      Delaware                 				   04-3021042
(State or other jurisdiction		     		(I.R.S. Employer
    of incorporation or				          	Identification No.)
      organization)

45 Broad Street, 3rd Floor, Boston, MA                  02169
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code (617) 338-6900

Previous Address:  Batterymarch Park II, Quincy, MA 02169

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

                            	FORM 10-Q

                           	JUNE 30, 1998

                          	TABLE OF CONTENTS

PART  I  -  FINANCIAL INFORMATION

           	Financial Statements

              	Balance Sheets                                3

              	Statements of Operations                      4

               Statements of Partners' Equity (Deficit)      5

               Statements of Cash Flows                      6

              	Notes to Financial Statements                 7-13

               Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                 14-17

PART II -  OTHER INFORMATION                                 18

           Signatures                                        19


        HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                              BALANCE SHEETS
                  JUNE 30, 1998 AND DECEMBER 31, 1997

                              ASSETS

                                         1998            1997
                                      (Unaudited)

INVESTMENT IN REAL ESTATE            $ 4,093,364     $  4,000,210
  Less reserve for realization
  of investments in Investeeentity    (3,469,267)      (3,469,267)
                                     ------------    -------------
                                         624,097          530,943

CASH AND CASH EQUIVALENTS                 98,806          175,288
OTHER ASSETS                              77,505           77,505
                                     ------------    -------------

                                     $   800,408     $    783,736
                                     ===========     ============

                      LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
  Accounts payable and
   accrued expenses                  $   13,175      $    33,562
                                     ----------      -----------
     Total liabilities                   13,175           33,562

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY
  Limited Partners' Equity -
   Units of Investor Partnership
   Interest, $1,000 stated value
   per Unit-issued and outstanding
   26,588 units                       1,010,696          974,008
 	General Partner's Deficit            (223,463)        (223,834)
                                     -----------     ------------
    	Total partners' equity             787,233          750,174
                                     -----------     ------------

                                     $  800,408      $   783,736
                                     ===========     ============

The accompanying notes are an integral part of these financial statements.

        HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
           AND FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (UNAUDITED)


                                  Three Months          Six Months
                                 Ended June 30,        Ended June 30,
                               1998       1997      1998       1997
REVENUES:
  Interest and other
   income                   $     820  $  2,205   $  3,210  $  4,481
                            ---------  --------   --------  --------
                                  820     2,205      3,210     4,481
                            ---------  --------   --------  --------
EXPENSES:
  Operating and
   administrative              50,494    34,566    102,017    76,550
                            ---------   -------   --------  --------

LOSS FROM OPERATIONS          (49,674)  (32,361)   (98,807)   (72,069)

EQUITY IN INCOME (LOSS)
  OF INVESTEE ENTITIES         68,617   (13,554)   135,866    (21,964)
                            ---------   --------   -------   ---------

NET INCOME (LOSS)           $  18,943  $(45,915)  $ 37,059   $(94,033)
                            =========  =========  ========   =========

NET INCOME (LOSS)
  ALLOCATED TO GENERAL
  PARTNERS                  $    189   $   (459)  $    371   $   (940)
                            ========   =========  ========   =========

NET INCOME (LOSS)
  ALLOCATED TO LIMITED
  PARTNERS                  $ 18,754   $(45,456)  $ 36,688   $(93,093)
                            ========   =========  ========   =========
NET INCOME (LOSS) PER
  UNIT OF INVESTOR LIMITED
  PARTNERSHIP INTEREST,
  BASED ON 26,588 UNITS
  ISSUED AND OUTSTANDING    $    .71   $  (1.71)  $  1.38    $ (3.50)
                            ========   =========  =======    ========

The accompanying notes are an integral part of these financial statements.

        HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND
                   THE YEAR ENDED DECEMBER 31, 1997


                      Units of
                      Investor       Investor
                       Limited       Limited      General
                     Partnership     Partners'    Partner's
                      Interest        Equity       Deficit     Total

BALANCE,
December 31, 1996      26,588      $ 1,069,565  $ (222,869)  $ 846,696

  Net loss                  -          (95,557)       (965)    (96,522)
                      -------      ------------ -----------  ----------

BALANCE,
December 31, 1997      26,588          974,008    (223,834)    750,174

  Net income
 (Unaudited)                -           36,688         371      37,059
                       ------      -----------   ---------   ---------

BALANCE,
June 30, 1998
(Unaudited)            26,588      $ 1,010,696   $ (223,463) $ 787,233
                       ======      ===========   =========== =========

The accompanying notes are an integral part of these financial statements.

        HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                        STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (UNAUDITED)

                                                1998           1997

CASH FLOWF FROM OPERATING ACTIVITIES:
  Net income (loss)                          $   37,059     $  (94,033)
  Adjustments to reconcile net income
  (loss) to net cash use in operating
  activities:
    Equity in income in investee entities      (135,866)        21,964
    Decrease in other assets                          -         20,150
    Decrease in accounts payable and
    accrued expenses                            (20,387)       (12,872)
                                             -----------    -----------
       Net cash used in operating
        activities                             (119,194)       (64,791)
                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash contributions to investee entity         (35,288)             -
  Distributions from investee entity             78,000         78,000
                                             -----------    ----------
      Net cash provided by investing
       activities                                42,712         78,000
                                             ----------     ----------

NET INCREASE (DECREASE) IN CASH                 (76,482)        13,209

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                            175,288        163,316
                                              ---------     ----------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                               $   98,806     $  176,525

The accompanying notes are an integral part of these financial statements.

       HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 1998
                          (UNAUDITED)


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

The general partner of HPP'89 is Boston Historic Partners Limited Partnership (BHP), a Massachusetts limited partnership.
 BHP was formed in November 1986 for the purpose of organizing, syndicating and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships). As of June 30, 1998, BHP had established three such partnerships, including HPP'89.

(2)	Basis of Presentation

The accompanying unaudited financial statements of HPP'89 have been prepared in accordance with generally accepted accounting principles for interim financial information and generally with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1997 for HPP'89, as filed with the Securities and Exchange Commission.

Certain amounts in the 1997 Financial Statements have been reclassified to conform to the 1998 presentation.

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

      HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                          JUNE 30, 1998
                           (UNAUDITED)

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

402 Julia Street Associates Limited Partnership (402 Julia) is a Delaware limited partnership formed on July 25, 1989 to acquire, construct, rehabilitate, operate and manage a 19,000 square foot site and the building situated thereon and to rehabilitate the building into 24 residential units and approximately 3,500 net rentable square feet of commercial space located thereon at 402 Julia Street, New Orleans, Louisiana. At June 30, 1998, 402 Julia had leased 96% of its residential units and 100% commercial space for a combined occupancy of 97% .
HPP'89 originally contributed $775,000 to the capital of 402 Julia and owns a general partnership interest therein. HPP'89's original investment in 402 Julia represented approximately 4% of the aggregate amount which HPP'89 has contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan Building.

On September 16, 1993, HPP'89 sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. HPP'89's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale required an initial payment of $100,000, which was received in September 1993, and requires annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. At June 30, 1998 the remaining uncollected payments total $71,000 which are secured by the interest sold to the developer general partner. The sale transaction did not generate any Investment Tax Credit recapture.

On July 17, 1998, 402 Julia refinanced its mortgage debt by issuing a promissory note to a new lender in the amount of $1,100,000 bearing interest at 6.69%, amortizing over 30 years and maturing in August 2008, at which time all unpaid interest and principal is due.

      HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                            JUNE 30, 1998
                             (UNAUDITED)

(3)	Investments in Investee Entities and Real Estate; Commitments
and Contingencies (continued)

Rehabilitation Tax Credits generated by 402 Julia and previously allocated to HPP'89 Limited Partners totaled
$248,796 since inception. As of March 31, 1995, 100% of these credits were fully vested.

HPP'89 recorded net loss of $6,228 and $2,726 for the six months ended June 30, 1998 and 1997 respectively, as well as amortization of $1,626 for each of the six months ended June
30, 1998 and 1997, from the 402 Julia Investment.

Portland Lofts Associates Limited Partnership (Portland Lofts) is a Delaware limited partnership formed on August 8, 1989 to acquire, construct, rehabilitate, operate and manage three buildings containing 89 residential units and 29,250 square feet of ground floor space useable as either commercial space or as home/studio space for artists, located at 555 Northwest Park Avenue in Portland, Oregon. At June 30, 1998, Portland Lofts had leased approximately 92% of its residential apartment units and 95% of the commercial space for a combined occupancy of 93%.

HPP'89 contributed $3,820,000 through June 30, 1998 to the capital of Portland Lofts and owns a general partnership interest therein. HPP'89's investment in Portland Lofts represents approximately 21% of the aggregate amount which HPP'89 originally contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan Building.

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

      HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           JUNE 30, 1998
                            (UNAUDITED)

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

For the six months ended June 30, 1998, HPP'89 recognized unrecorded income of $15,009 from Portland Lofts, thereby reducing the cumulative unrecorded losses relating to the Portland Lofts investment as of June 30, 1998 to $80,383. For the six months ended June 30, 1997, HPP'89 recorded a net loss of $77,580 from the Portland Lofts investment.

For each of the six months ended June 30, 1998 and 1997, HPP'89 received distributions of $78,000 from the Portland Lofts investment. Distributions of $78,000 for the six months ended June 30, 1998 were recorded as equity in income of investee entities.

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

HPP'89's investment in the Cosmopolitan Building represented approximately 39% of the aggregate amount which HPP'89 originally contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan Building. At June 30, 1998, the economic occupancy of TCAMP was 98%.

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

       HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           JUNE 30, 1998
                            (UNAUDITED)

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

Distributions from TCAMP to HPP'89 and the other members are subject to the order of distributions as specified in the Operating Agreement of TCAMP. Until the other member's original $650,000 capital contribution had been repaid in full, to the extent that the Partnership accumulated from whatever sources operating reserve amounts greater than $140,000 at the end of any fiscal year, the Partnership was required to contribute such excess within thirty days of the end of such fiscal year to TCAMP as additional capital contributions to be distributed by TCAMP to its other member as a return of its original capital contribution.

On February 27, 1998, HPP'89 contributed to TCAMP $35,288, representing operating reserves in excess of $140,000 at December 31, 1997. The funds were then distributed from TCAMP to its other member as a return of its original capital contribution. As of December 31, 1997, the outstanding balance of the other member's unreturned original $650,000 capital contribution was $223,773. On May 18, 1998, the other member's original $650,000 capital contribution was repaid in full, thereby eliminating any future requirements for HPP'89 to make additional capital contributions to TCAMP.

As a result of the contribution of the Cosmopolitan to TCAMP for a 50% ownership interest in TCAMP, HPP'89 no longer has operations directly related to real estate activity. As of March 15, 1996 (the date of contribution), the Partnership accounts for its investment in TCAMP under the equity method of accounting. HPP'89 recorded net income from the TCAMP investment of $65,720 and $59,968 for the six months ended June 30, 1998 and 1997, respectively.

HPP'89's investments in the Investee Entities at June 30, 1998 and December 31, 1997 are summarized as follows:

                                             1998           1997
                                                          (Audited)
Cumulative:
Investments and advances made in cash    $ 4,880,288    $ 4,845,000
Evaluation and acquisition costs             835,709        835,709
Interest capitalization and other costs       39,615         39,615
Net equity in loss of Investee Entities   (1,014,326)    (1,151,818)
Reserves for realization of investments   (3,469,267)    (3,469,267)
Amortization of certain costs                (48,102)       (46,476)
Distributions received from Investee
 Entities                                   (358,200)      (280,200)
Sale of one third interest of
 Investee Entity                            (241,620)      (241,620)
                                         ------------   ------------
                                         $   624,097    $   530,943
The above summary does not include HPP'89's investment in Jenkins Court.

                                   11
       HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 1998
                              (UNAUDITED)

(3)	Investments in Investee Entities and Real Estate; Commitments
and Contingencies (continued)

The equity in income (loss) of Investee Entities reflected in the accompanying statements of operations for the six months ended June 30, 1998 and 1997 includes allocated income (loss) of $137,492 and ($20,338), respectively, and amortization of certain costs of $1,626 for each of the six months ended June 30, 1998 and 1997.

Summary combined balance sheets of the four Investee Entities as of June 30, 1998 and December 31, 1997, and summary combined statements of operations for the six months ended June 30, 1998 and 1997 are as follows:

                    COMBINED BALANCE SHEETS
                            ASSETS


                                               1998           1997
                                                            (Audited)
Buildings and improvements,
  (net of accumulated depreciation;
  1998, $3,169,342; 1997, $2,896,633)      $ 15,607,799    $ 15,855,989
Land                                          2,041,326       2,041,326
Other assets (net of accumulated
  amortization;1998, $111,613;
  1997,$105,861)                                515,649         561,218
Cash and cash equivalents                       227,595         173,001
                                           -------------   -------------
     Total assets                          $ 18,392,369    $ 18,631,534
                                           ============    ============
                  LIABILITIES AND PARTNERS' EQUITY

                                               1998            1997
                                                             (Audited)
  Liabilities:
    Mortgage and notes payable             $ 13,331,188    $ 13,412,706
    Other liabilities                           723,793         735,828
                                           -------------   -------------
    Total liabilities                        14,054,981      14,148,534
                                           ------------    -------------

   Partners' (or Members') equity:
     HPP'89                                   3,417,383       3,385,594
     Other partners                             920,005       1,097,406
                                           -------------   -------------
       Total partners' equity                 4,337,388       4,483,000
                                           -------------   -------------
         Total liabilities and partners'
          equity                           $ 18,392,369    $ 18,631,534
                                           =============   =============
Members' equity in TCAMP has been classified as partners' equity in the combined balance sheets.

                   COMBINED STATEMENTS OF OPERATIONS

                                               1998             1997
Revenue:
  Rental revenue                           $ 1,888,496     $ 1,804,988
  Interest and other income                     73,870          26,461
                                           ------------    ------------
                                             1,962,366       1,831,449
                                           ------------    ------------
Expenses:
  Interest expense                             630,137         638,477
  Depreciation and amortization                298,120         304,883
  Operating expenses                           897,043         850,690
                                           ------------    ------------
                                             1,825,300       1,794,050
                                           ------------    ------------
Net income                                 $   137,066     $    37,399
                                           ============    ============
 Net income (loss) allocated to HPP'89     $    74,501     $   (20,339)
                                           ============    ============
 Net income allocated to other partners    $    62,565     $    57,738
                                           ============    ============
                                   12

         HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           JUNE 30, 1998
                             (UNAUDITED)

(4) Transactions With Related Parties and Commitments

On October 1, 1995, HPP'89 engaged Claremont Management Corporation (CMC), a Massachusetts corporation previously unaffiliated and a related party as of March 15, 1996 through ownership by a member of TCAMP, to provide asset management, accounting and investor services. CMC provides such services for an annual management fee of $67,200 plus reimbursement of all its costs of providing these services. The contract with CMC expired June 30, 1998. For the six months ended June 30, 1998 and 1997, CMC was reimbursed $51,033 and $34,433, respectively, for operating costs.

Effective July 1, 1998, HPP'89 engaged Gunn Financial, Inc.
(Gunn), an unaffiliated Massachusetts corporation, to provide accounting, asset management and investor services. Gunn will provide such services for an annual management fee of $63,000, plus reimbursement of all its costs of providing these services. The agreement expires on the earlier of June 30, 2006 or the liquidation of the Partnership, as defined.

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

The fair values of cash equivalents, other assets, and accounts payable and accrued expenses at June 30, 1998 and December 31, 1997 approximate their carrying amounts due to their short maturities.

      HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
                          JUNE 30, 1998

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

      HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                           JUNE 30, 1998

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

402 Julia is a mix-use property located in New Orleans, Louisiana with 24 residential units and 3,500 square feet of commercial space. On September 16, 1993, HPP'89 sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. HPP'89's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale required an initial payment of $100,000, which was received in September 1993, and requires annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. On July 17, 1998, 402 Julia refinanced its mortgage debt by issuing a promissory note to a new lender in the amount of $1,100,000 bearing interest at 6.69%, amortizing over 30 years and maturing in August 2008, at which time all unpaid interest and principal is due.

The short-term liquidity of the Investee Entities, with the exception of Jenkins Court, depends on their ability to generate sufficient rental income to fund operating expenses and debt service requirements. TCAMP, Portland Lofts and 402 Julia have stabilized operations and, after considering the effects of TCAMP's and Portland Lofts' recent respective refinancings, are expected to generate cash flow. For each of the six months ended June 30, 1998 and 1997, the Partnership received distributions from Portland Lofts of $78,000, respectively.

HPP'89's cash is used primarily to fund general and administrative expenses of managing the public fund. The Partnership's only source of short term liquidity is from distributions received from Investee Entities and the proceeds from the previous sale of a partial interest in 402 Julia. The Partnership expects to fund its expenses with cash flow distributions from Portland Lofts, and from TCAMP if such distributions are available to HPP'89 and are required to fund expenses. As of June 30, 1998 and December 31, 1997, the Partnership had $98,806 and $175,288 of total cash.

Until the other member's original $650,000 capital contribution had been repaid in full, to the extent that the Partnership accumulated from whatever sources operating reserve amounts greater than $140,000 at the end of any fiscal year, the Partnership was required to contribute such excess within thirty days of the end of such fiscal year to TCAMP as additional capital contributions to be distributed by TCAMP to its other member as a return of the outstanding portion of its original capital contribution. On February 27, 1998, HPP'89 contributed to TCAMP $35,288, representing operating reserves in excess of $140,000 at December 31, 1997. The funds were then distributed from TCAMP to its other member as a return of its original capital contribution. On May 18, 1998, TCAMP had returned the total outstanding portion of its original capital contribution to its other member, thereby eliminating any future requirements for HPP'89 to make additional capital contributions to TCAMP.

Cash flow generated from the Partnership's investment properties and the Partnership's share of the proceeds from the sale of such properties is expected to be the source of future long-term liquidity.

     HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                           JUNE 30, 1998

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

As of June 30, 1998, 402 Julia leased 96% of its residential units and 100% commercial space for a combined occupancy of 97%. 402 Julia has benefited from a relatively strong New Orleans market and continues to record stable operations. 402 Julia rents units to residential tenants, half of which are under short-term operating leases with the remaining rented under month-to-month arrangements. For the six months ended June 30, 1998, 402 Julia recorded a net loss of approximately $9,500 of which included depreciation and amortization of approximately $22,000.

At June 30, 1998, Portland Lofts had leased approximately 92% of its residential apartment units and 95% of the commercial space for a combined occupancy of 93%. Portland Lofts rents space to residential tenants principally under month-to-month arrangements and to commercial tenants under operating leases of varying terms expiring through 2004. As of June 30, 1998, the Partnership had entered into fifteen commercial leases. The Partnership's largest commercial tenant occupancies 23% of the commercial space at June 30, 1998, representing only 5.8% of the total square feet of the property. For the six months ended June 30, 1998, Portland Lofts recorded net income of approximately $15,200 of which included depreciation and amortization of approximately $142,500.

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

At June 30, 1998, TCAMP had an economic occupancy of 98%. For the six months ended June 30, 1998, TCAMP recorded net income of approximately $131,400, which included depreciation and amortization expense of approximately $298,100.

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

       HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                             JUNE 30, 1998

For the year ended December 31, 1997, Portland Lofts allocated a net loss of $173,710 and cash distributions of $156,000 to HPP'89. During 1997, HPP'89's investment in Portland Lofts was reduced to zero due to allocation of losses and distributions received. Accordingly, HPP'89 had cumulative unrecorded losses at December 31, 1997 of $95,392. For the six months ended June 30, 1998, HPP'89 recognized unrecorded income of $15,008, reducing the unrecorded losses from the Portland Lofts investment to $80,382. Distributions received from Portland Lofts for the six months ended June 30, 1998 totaled $78,000 and were recorded as equity income of investee entities. Although HPP'89's investment in Portland Lofts has been reduced to zero, Portland Lofts is expected to continue as a going concern and to continue to provide distributions to HPP'89.

The Partnership recorded net income, under generally accepted accounting principles, of $18,943 for the three months ended June 30, 1998, compared to a net loss of $45,915 for the three months ended June 30, 1997. This increase of $64,858 in net income is primarily attributable to the increase in equity in income (loss) of investee entities of approximately $82,200, offset by an increase in operating and administrative expenses of approximately $15,900. As mentioned above, the Partnership's net investment balance in Portland Lofts has been reduced to zero. Therefore, distributions for the three months ended June 30, 1998 of $39,000 were recorded as equity income of investee entities by the Partnership compared to an allocated net loss of $42,083 from Portland Lofts for the same period in 1997.

The Partnership recorded net income, under generally accepted accounting principles, of $37,059 for the six months ended June 30, 1998, compared to a net loss of $94,033 for the six months ended June 30, 1997. This $131,092 increase in net income is primarily attributable to the increase in equity in income (loss) of investee entities of approximately $157,800, offset by an increase in operating and administrative expenses of approximately $25,500. The increase in HPP'89 share of equity in income (loss) is primarily due to the activity from Portland Lofts. As mentioned the Partnership's net investment balance in Portland Lofts has been reduced to zero. Therefore, distributions for the six months ended June 30, 1998, of $78,000 were recorded as equity income of investee entities by the Partnership compared to an allocated net loss of $77,581 from Portland Lofts for the same period in 1997.

Inflation and Other Economic Factors

Recent economic trends have kept inflation relatively low, although the Partnership cannot make any predictions as to whether recent trends will continue. The assets of the Partnership, principally investments in Investee Entities, are highly leveraged in view of the fact that each Investee property is subject to a substantial long-term first mortgage loan. Operating expenses and rental revenue of each Investee property are subject to inflationary factors. Low rates of inflation could result in slower rental rate increases, and to the extent that these factors are outpaced by increases in property operating expenses (which could arise as a result of general economic circumstances such as an increase in the cost of energy or fuel, or from local economic circumstances), the operations of the Partnership and its Investees could be adversely affected. Actual deflation in prices generally would, in effect, increase the economic burden of the mortgage debt service with a corresponding adverse effect.

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

     HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                     PART II - OTHER INFORMATION
                          JUNE 30, 1998

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
                              General Partner

Date:  August 1, 1998         By:   /s/Terrence P. Sullivan
                                    Terrence P. Sullivan,
                                    President

                         and

Date:  August 1, 1998    By:	  /s/ Terrence P. Sullivan
                                   Terrence P. Sullivan,
                                   General Partner

