Form 10-Q
period 1998-09-30
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 1998-11-12
CIK 839614

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarter ended    September 30, 1998
                      ---------------------------------------------
                  or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 33-24129

Historic Preservation Properties 1989 Limited Partnership
(Exact name of registrant as specified in its charter)

      Delaware                                           04-3021042
(State or other jurisdiction                    (I.R.S. Employer
    of incorporation or                         Identification No.)
      organization)

45 Broad Street, 3rd Floor, Boston, Massachusetts         02109
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

                                   FORM 10-Q

                              September 30, 1998

                               TABLE OF CONTENTS


PART  I  -  FINANCIAL INFORMATION

      Financial Statements

         Balance Sheets                                                  3

         Statements of Operations                                        4

         Statements of Partners' Equity (Deficit)                        5

         Statements of Cash Flows                                        6

         Notes to Financial Statements                                   7-13

       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      14-18

PART II -  Other Information                                            19

         Signatures                                                     20

          HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                                BALANCE SHEETS
                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                    ASSETS

                                                        1998           1997
                                                 -----------    -----------
(Unaudited)

INVESTMENT IN REAL ESTATE                        $ 4,108,780              $
                                                                  4,000,210
Less reserve for realization of investments in    (3,469,267)    (3,469,267)
Investee entity
                                                 -----------    -----------
                                                     639,513        530,943

CASH AND CASH EQUIVALENTS                            107,329        175,288
OTHER ASSETS                                          76,850         77,505
                                                 -----------    -----------

                                                 $   823,692    $   783,736
                                                 ===========    ===========


LIABILITIES AND PARTNERS' EQUITY


LIABILITIES:
Accounts payable and accrued expenses            $    35,373    $    33,562
                                                 -----------    -----------

Total liabilities                                     35,373         33,562
                                                 -----------    -----------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY
Limited Partners' Equity- Units of Investor
Partnership Interest, $1,000 stated value
per Unit-issued and outstanding 26,588 units       1,011,772        974,008
General Partner's Deficit                           (223,453)      (223,834)
                                                 -----------    -----------

Total partners' equity                               788,319        750,174
                                                 -----------    -----------

                                                 $   823,692    $   783,736
                                                 ===========    ===========


  The accompanying notes are an integral part of these financial statements.

          HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
          AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (UNAUDITED)



                                   Three Months              Nine Months
                                  Ended September 30,     Ended September 30,
                                   1998        1997        1998        1997
                                 ----------  ----------   ---------   ---------
REVENUES:
   Interest and other income     $    1,903  $    2,026   $   5,113   $   6,507
                                ----------  ----------   ---------   ---------
                                      1,903       2,026       5,113       6,507
                                 ----------  ----------   ---------   ---------
EXPENSES:
   Operating and administrative      55,233      54,163     157,250     130,713
                                 ----------  ----------   ---------   ---------

LOSS FROM OPERATIONS                (53,330)    (52,137)   (152,137)   (124,206)

EQUITY IN INCOME OF
   INVESTEE ENTITIES                 54,416      39,746     190,282      17,782
                                 ----------  ----------   ---------   ---------

NET INCOME (LOSS)                $    1,086  $  (12,391)   $  38,145  $(106,424)
                                 ==========  ==========   =========   =========

NET INCOME (LOSS) ALLOCATED
   TO GENERAL PARTNERS           $       11  $     (124)  $     381   $  (1,064)
                                 ==========  ==========   =========   =========

NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNERS           $    1,075  $  (12,267)  $  37,764   $(105,360)
                                 ==========  ==========   =========   =========

NET INCOME (LOSS) PER UNIT OF
   INVESTOR LIMITED PARTNERSHIP
   INTEREST, BASED ON 26,588
   UNITS ISSUED AND OUTSTANDING  $      .04  $     (.46)  $    1.42   $   (3.96)
                                 ==========  ==========   =========   =========


  The accompanying notes are an integral part of these financial statements.

          HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND
                       THE YEAR ENDED DECEMBER 31, 1997




                             Units of
                             Investor      Investor
                             Limited        Limited      General
                            Partnership    Partners'    Partner's
                             Interest       Equity       Deficit         Total
                            -----------   ------------  -----------   ----------

BALANCE, December 31, 1996     26,588     $ 1,069,565    $(222,869)   $ 846,696

   Net loss                         -         (95,557)        (965)     (96,522)
                             --------      ----------    ---------    ---------

BALANCE, December 31, 1997     26,588         974,008     (223,834)     750,174

   Net income (Unaudited)           -          37,764          381       38,145
                             --------     -----------    ---------    ---------

BALANCE, September 30, 1998
  (Unaudited)                  26,588     $ 1,011,772    $ 223,453)   $ 788,319
                             ========     ===========    =========    =========

  The accompanying notes are an integral part of these financial statements.

          HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (UNAUDITED)



                                                        1998            1997
                                                    --------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $    38,145     $ (106,424)

  Adjustments to reconcile net income (loss) to
net cash
      use in operating activities:
      Equity in income in investee entities             (190,282)       (17,782)
      Decrease in other assets                               655         20,150
      Increase (decrease) in accounts payable and          1,811         (2,521)
accrued expenses
                                                    --------------  ------------
         Net cash used in operating activities          (149,671)      (106,577)
                                                    --------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash contributions to investee entity              (35,288)             -
      Distributions from investee entity                 117,000        117,000
                                                    --------------  ------------
         Net cash provided by investing activities        81,712        117,000
                                                    --------------  ------------

NET INCREASE (DECREASE) IN CASH                          (67,959)        10,423

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           175,288        163,316
                                                    --------------  ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $   107,329    $   173,739
                                                    ==============  ============


  The accompanying notes are an integral part of these financial statements.

             HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 1998
                                    (UNAUDITED)


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

      The general partner of HPP'89 is Boston Historic Partners Limited Partnership (BHP), a Massachusetts limited partnership. BHP was formed in November 1986 for the purpose of organizing, syndicating and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships). As of September 30, 1998, BHP had established three such partnerships, including HPP'89.

(2)   Basis of Presentation

      The accompanying unaudited financial statements of HPP'89 have been prepared in accordance with generally accepted accounting principles for interim financial information and generally with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1997 for HPP'89, as filed with the Securities and Exchange Commission.

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

          HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              SEPTEMBER 30, 1998
                                 (UNAUDITED)


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

      402 Julia Street Associates Limited Partnership (402 Julia) is a Delaware limited partnership formed on July 25, 1989 to acquire, construct, rehabilitate, operate and manage a 19,000 square foot site and the building situated thereon and to rehabilitate the building into 24 residential units and approximately 3,500 net rentable square feet of commercial space located thereon at 402 Julia Street, New Orleans, Louisiana. At September 30, 1998, 402 Julia had leased 94% of its residential units and 100% commercial space for a combined occupancy of 96% .

      HPP'89 originally contributed $775,000 to the capital of 402 Julia and owns a general partnership interest therein. HPP'89's original investment in 402 Julia represented approximately 4% of the aggregate amount which HPP'89 has contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan Building.

      On September 16, 1993, HPP'89 sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. HPP'89's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale required an initial payment of $100,000, which was received in September 1993, and requires annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. At September 30, 1998 the remaining uncollected payments total $71,000 which are secured by the interest sold to the developer general partner. The sale transaction did not generate any Investment Tax Credit recapture.

      On July 17, 1998, 402 Julia refinanced its mortgage debt by issuing a promissory note to a new lender in the amount of $1,100,000 bearing interest at 6.69%, amortizing over 30 years and maturing in August 2008, at which time all unpaid interest and principal is due.

          HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              SEPTEMBER 30, 1998
                                 (UNAUDITED)


(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (continued)

      Rehabilitation Tax Credits generated by 402 Julia and previously allocated to HPP'89 Limited Partners totaled $248,796 since inception. As of March 31, 1995, 100% of these credits were fully vested.

      HPP'89 recorded net loss of $21,753 and $4,400 for the nine months ended September 30, 1998 and 1997 respectively, as well as amortization of $2,439 for each of the nine months ended September 30, 1998 and 1997, from the 402 Julia Investment.

      Portland  Lofts  Associates  Limited  Partnership  (Portland  Lofts)  is a
      Delaware limited partnership formed on August 8, 1989 to acquire, construct, rehabilitate, operate and manage three buildings containing 89 residential units and 29,250 square feet of ground floor space useable as either commercial space or as home/studio space for artists, located at 555 Northwest Park Avenue in Portland, Oregon. At September 30, 1998, Portland Lofts had leased approximately 95% of its residential apartment units and 95% of the commercial space for a combined occupancy of 95%.

      HPP'89 contributed $3,820,000 through September 30, 1998 to the capital of Portland Lofts and owns a general partnership interest therein. HPP'89's investment in Portland Lofts represents approximately 21% of the aggregate amount which HPP'89 originally contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan Building.

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

          HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              SEPTEMBER 30, 1998
                                 (UNAUDITED)


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

      For the nine months ended September 30, 1998, HPP'89 recognized an unrecorded loss of $2,185 from Portland Lofts, thereby increasing the cumulative unrecorded losses relating to the Portland Lofts investment as of September 30, 1998 to $97,577. For the nine months ended September 30, 1997, HPP'89 recorded a net loss of $78,319 and had unrecorded losses of $14,330 from the Portland Lofts investment.

      For each of the nine months ended September 30, 1998 and 1997, HPP'89 received distributions of $117,000 from the Portland Lofts investment. Distributions of $117,000 and $15,206 for the nine months ended September 30, 1998 and 1997, respectively, were recorded as equity in income of investee entities.

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

      HPP'89's investment in the Cosmopolitan Building represented approximately 39% of the aggregate amount which HPP'89 originally contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan Building. At September 30, 1998, the economic occupancy of TCAMP was 97%.

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

          HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              SEPTEMBER 30, 1998
                                 (UNAUDITED)


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

      As a result of the contribution of the Cosmopolitan to TCAMP for a 50% ownership interest in TCAMP, HPP'89 no longer has operations directly related to real estate activity. As of March 15, 1996 (the date of contribution), the Partnership accounts for its investment in TCAMP under the equity method of accounting. HPP'89 recorded net income from the TCAMP investment of $97,474 and $87,735 for the nine months ended September 30, 1998 and 1997, respectively.

      HPP'89's investments in the Investee Entities at September 30, 1998 and December 31, 1997 are summarized as follows (excluding the investment in Jenkins Court):
                                                    1998               1997
                                              ----------------   ---------------
                                                                   (Audited)
      Cumulative:
      Investments  and  advances  made in cash $   4,880,288      $   4,845,000
      Evaluation and acquisition costs               835,709            835,709
      Interest capitalization and other costs         39,615             39,615
      Net equity in loss of Investee Entities       (959,097)        (1,151,818)
      Reserves for realization of investments     (3,469,267)        (3,469,267)
      Amortization of certain costs                  (48,915)           (46,476)
      Distributions  received  from  Investee       (397,200)          (280,200)
        Entities
      Sale of one third  interest of Investee       (241,620)          (241,620)
        Entity
                                              ---------------   ----------------

                                               $     639,513       $    530,943
                                              ================   ===============

          HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              SEPTEMBER 30, 1998
                                 (UNAUDITED)

(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (continued)

      The equity in income of Investee Entities reflected in the accompanying statements of operations for the nine months ended September 30, 1998 and 1997 includes allocated income of $192,721 and $20,221, respectively, and amortization of certain costs of $2,439 for each of the nine months ended September 30, 1998 and 1997.

      Summary combined balance sheets of the Investee Entities as of September 30, 1998 and December 31, 1997, and summary combined statements of operations for the nine months ended September 30, 1998 and 1997 are as follows:

                           COMBINED BALANCE SHEETS
                                    ASSETS
                                             1998           1997
                                          -----------    -----------
Buildings and Improvements,(net of                        (Audited)
  accumulated depreciation;
  1998, $3,305,696; 1997, $2,896,633)     $15,465,117    $15,855,989
Land                                        2,041,326      2,041,326
Other assets(net of accumulated
  amortization;1998, $85,652;
  1997,$105,861)                              623,694        561,218
Cash and cash equivalents                     173,001        393,832
                                          -----------    -----------
           Total assets                   $18,523,969    $18,631,534
                                          ===========    ===========

                       LIABILITIES AND PARTNERS' EQUITY
                                             1998           1997
                                          -----------    -----------
                                                          (Audited)
Liabilities:
  Mortgage and notes payable              $13,393,443    $13,412,706
  Other liabilities                           824,385        735,828
                                           ----------    -----------
        Total liabilities                  14,207,828     14,148,534
                                          -----------    -----------


   Partners' (or Members') equity:
     HPP'89                                 3,377,418      3,385,594
     Other partners                           938,723      1,097,406
                                          -----------    -----------
       Total partners' equity               4,316,141      4,483,000
                                          -----------    -----------
         Total liabilities and
          partners' equity                $18,523,969    $18,631,534
                                          ===========    ===========

                   COMBINED STATEMENTS OF OPERATIONS
                                             1998           1997
                                          -----------    -----------
Revenue:
  Rental revenue                          $ 2,839,801    $ 2,663,808
  Interest and other income                   100,852        108,892
                                          -----------    -----------
                                            2,940,653      2,772,700
                                          -----------    -----------
  Expenses:
    Interest expense                          936,195        950,420
    Depreciation and amortization             459,093        457,730
    Operating expenses                      1,385,922      1,289,401
                                          -----------    -----------
                                            2,781,210      2,697,551
                                          -----------    -----------

   Net income                             $   159,443    $    75,149
                                          ===========    ===========
   Net income (loss) allocated
   to HPP'89                              $    73,536    $    (9,315)
                                          ===========    ===========
   Net income allocated to other partners $    85,907    $    84,464
                                          ===========    ===========

             HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 SEPTEMBER 30, 1998
                                    (UNAUDITED)

(4)   Transactions With Related Parties and Commitments

      On October 1, 1995, HPP'89 engaged Claremont Management Corporation (CMC), a Massachusetts corporation previously unaffiliated and a related party as of March 15, 1996 through ownership by a member of TCAMP, to provide asset management, accounting and investor services. CMC provided such services for an annual management fee of $67,200 plus reimbursement of all its costs of providing these services. The contract with CMC expired June 30, 1998. For the six months ended June 30, 1998 and nine months ended September 30, 1997, CMC was reimbursed $50,716 and $56,186, respectively, for operating costs.

      Effective July 1, 1998, HPP'89 engaged Gunn Financial, Inc. (GFI), an unaffiliated Massachusetts corporation, to provide accounting, asset management and investor services. GFI will provide such services for an annual management fee of $63,000, plus reimbursement of all its costs of providing these services. The agreement expires on the earlier of June 30, 2006 or the liquidation of the Partnership, as defined. For the three months ended September 30, 1998, GFI was reimbursed $26,462 for operating costs.

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

(5)   Fair Value of Financial Instruments

      The fair values of cash equivalents, other assets, and accounts payable and accrued expenses at September 30, 1998 and December 31, 1997 approximate their carrying amounts due to their short maturities.

          HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                              SEPTEMBER 30, 1998

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

The Cosmopolitan is a 255 unit residential property located in St. Paul, Minnesota. On January 5, 1995, the Partnership resolved a dispute with the holder of the Cosmopolitan's mortgage over certain amounts in an escrow account. As a result, the Partnership received approximately $286,000 from the escrow account which was used to fund and reserve for the general and administrative expenses of the Partnership, and obtained the opportunity to purchase the mortgage note at the fair market value of the property, in exchange for the release of the principal funds from the escrow account as a payment toward the mortgage principal and a reduction of the mortgage term by three years. Effective March 15, 1996, HPP'89 contributed the Cosmopolitan, and certain other assets and liabilities, to TCAMP (a Limited Liability Company) for a 50% ownership interest. Concurrently, another member contributed $650,000 cash to TCAMP for a 50% ownership interest. Simultaneously, TCAMP issued a mortgage note in the amount of $7,000,000 the proceeds of which along with the $650,000 contributed cash, were used to settle in full HPP'89's mortgage note payable related to the Cosmopolitan Building. TCAMP's mortgage bears interest at 9.14%; amortizes over a 25 year schedule and requires monthly payments of principal, interest, real estate tax and replacement reserve deposits totaling $94,551; the mortgage matures in March 2003, at which time all unpaid principal and accrued interest is due. After March 14, 1996, HPP'89 no longer has any operations directly related to real estate activity or generates cash from rental activity from the Cosmopolitan. As of March 15, 1996, the Partnership accounts for its investment in TCAMP under the equity method of accounting.

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

          HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                              SEPTEMBER 30, 1998

On June 20, 1996, Portland Lofts issued a promissory mortgage note in the amount of $5,625,000 and a promissory note to a general partner in the amount of $340,000 to provide sufficient funds to pay in full the $5,400,000 settlement amount with the holder in full satisfaction of both the mortgage note, the unsecured note payable and all related closing costs. The transaction resulted in an extraordinary gain on extinguishment of debt of $1,656,579. The current mortgage note on the property bears interest at 9.0%; amortizes over a 25-year schedule; requires monthly payments of principal and interest of $47,205; and matures on July 1, 2006, at which time all unpaid principal and interest is due.

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

The short-term liquidity of the Investee Entities, with the exception of Jenkins Court, depends on their ability to generate sufficient rental income to fund operating expenses and debt service requirements. TCAMP, Portland Lofts and 402 Julia have stabilized operations and, after considering the effects of TCAMP's and Portland Lofts' recent respective refinancings, are expected to generate cash flow. For each of the nine months ended September 30, 1998 and 1997, the Partnership received distributions from Portland Lofts of $117,000, respectively.

HPP'89's cash is used primarily to fund general and administrative expenses of managing the public fund. The Partnership's only source of short term liquidity is from distributions received from Investee Entities and the proceeds from the previous sale of a partial interest in 402 Julia. The Partnership expects to fund its expenses with cash flow distributions from Portland Lofts and TCAMP. As of September 30, 1998 and December 31, 1997, the Partnership had $107,329 and $175,288 of total cash.

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

          HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                              SEPTEMBER 30, 1998


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

As of September 30, 1998, 402 Julia leased 94% of its residential units and 100% commercial space for a combined occupancy of 96%. 402 Julia has benefited from a relatively strong New Orleans market and continues to record stable operations. 402 Julia rents units to residential tenants, half of which are under short-term operating leases with the remaining rented under month-to-month arrangements. For the nine months ended September 30, 1998, 402 Julia recorded a net loss of approximately $33,300 of which included depreciation and amortization of approximately $45,000.

At September 30, 1998, Portland Lofts had leased approximately 95% of its residential apartment units and 95% of the commercial space for a combined occupancy of 95%. Portland Lofts rents space to residential tenants principally under month-to-month arrangements and to commercial tenants under operating leases of varying terms expiring through 2004. As of September 30, 1998, the Partnership had entered into fifteen commercial leases. The Partnership's largest commercial tenant occupancies 23% of the commercial space at September 30, 1998, representing only 5.8% of the total square feet of the property. For the nine months ended September 30, 1998, Portland Lofts recorded a net loss of approximately $2,200 of which included depreciation and amortization of approximately $213,800.

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

At September 30, 1998, TCAMP had an economic occupancy of 97%. For the nine months ended September 30, 1998, TCAMP recorded net income of approximately $194,900, which included depreciation and amortization of approximately $200,300.

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

          HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                              SEPTEMBER 30, 1998


For the year ended December 31, 1997, Portland Lofts allocated a net loss of $173,710 and cash distributions of $156,000 to HPP'89. During 1997, HPP'89's investment in Portland Lofts was reduced to zero due to allocation of losses and distributions received. Accordingly, HPP'89 had cumulative unrecorded losses at December 31, 1997 of $95,392. For the nine months ended September 30, 1998, HPP'89 recognized unrecorded losses of $2,185, increasing the unrecorded losses from the Portland Lofts investment to $97,577. Distributions received from Portland Lofts for the nine months ended September 30, 1998 totaled $117,000 and were recorded as equity income of investee entities. Although HPP'89's investment in Portland Lofts has been reduced to zero, Portland Lofts is expected to continue as a going concern and to continue to provide distributions to HPP'89.

The Partnership recorded net income, under generally accepted accounting principles, of $1,086 for the three months ended September 30, 1998, compared to a net loss of $12,391 for the three months ended September 30, 1997. This increase of $13,477 in net income is primarily attributable to the increase in equity in income of investee entities of approximately $14,700. The increase in the Partnership's share of equity in income is primarily due to the activity from Portland Lofts, offset by an increase in 402 Julia's net allocated losses. As mentioned above, the Partnership's net investment balance in Portland Lofts had been reduced to zero in the third quarter of 1997, as a result of allocated net losses and distributions received. Therefore, for the three months ended September 30, 1997, the Partnership recorded a loss of $738, reducing the Portland Lofts net investment balance to zero, offset by distributions received in excess of the investment balance of $15,206 recorded as equity income of investee entities. For the same period 1998, the Partnership received distributions of $39,000 in excess of the net investment balance in Portland Lofts that were also recorded as equity income of investee entities. The increase in 402 Julia's net loss of $13,850 for the three months ended September 30, 1998, compared to the same period in 1997, is primarily attributed to the amortization of the deferred loan commitment fee related to 402 Julia's original mortgage which was refinanced prior to its maturity in July of 1998.

The Partnership recorded net income, under generally accepted accounting principles, of $38,145 for the nine months ended September 30, 1998, compared to a net loss of $106,424 for the nine months ended June 30, 1997. This $144,569 increase to net income is primarily attributable to the increase in equity in income of investee entities of approximately $172,500, offset by an increase in operating and administrative expenses of approximately $26,500. The increase in HPP'89's share of equity in income is primarily due to the activity from Portland Lofts, offset by an increase in 402 Julia's net allocated losses. As mentioned above, the Portland Lofts investment was reduced to zero in the third quarter of 1997. Therefore, for the nine months ended September 30, 1997, the Partnership had recorded a net loss of $78,314 offset by distributions of $15,206 received in excess of the net investment balance from Portland Lofts compared to distributions of $117,000 recorded as equity income of investee entities for the same period in 1998. The increase in 402 Julia's net loss of $17,352 for the nine months ended September 30, 1998, compared to the same period in 1997, is primarily attributed to the amortization of the deferred loan commitment fee related to 402 Julia's original mortgage.

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

          HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                              SEPTEMBER 30, 1998


Inflation and Other Economic Factors (continued)

High rates of inflation, on the other hand, raise the operating expenses for projects, and to the extent they cannot be passed on to tenants through higher rents, such increases could also adversely affect Partnership and Investee operations. Although, to the extent rent increases are commensurable, the burden imposed by the mortgage leverage is reduced with a favorable effect. High levels of new construction of similar projects and low levels of interest rates may reduce demand for existing retail properties.

Year 2000 Issues

The Partnership and its Investee Entities have analyzed the effect of the Year 2000 on their respective financial and computer systems and have incorporated and/or expect to have incorporated the necessary modifications to avert any negative consequences. The Partnership does not anticipate Year 2000 issues to have any material effect on its operations or the operations of the Investee Entities. The Partnership also does not anticipate that it shall incur substantial costs to address Year 2000 issues.

          HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                         PART II - OTHER INFORMATION
                              SEPTEMBER 30, 1998


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

                      HISTORIC PRESERVATION PROPERTIES 1989
                           LIMITED PARTNERSHIP

                           By: Boston Historic Partners Limited Partnership General Partner

                                 By:   Portfolio Advisory Services, Inc.
                                       General Partner

Date:  November 1, 1998                By:  /s/ Terrence P. Sullivan
                                             Terrence P. Sullivan,
                                             President

                                 and


Date:  November 1, 1998          By:  /s/ Terrence P. Sullivan

                                       Terrence P. Sullivan,
                                       General Partner