Form 10-K
period 1998-12-31
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 1999-03-31
CIK 839614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                      ----------------------------------

                                  FORM 10-K

           |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1998

                                      OR

         |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

              For the transition period from ______ to _______ .


Commission File Number: 33-24129


             Historic Preservation Properties 1989 Limited Partnership
            ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                         04-3021042
            --------                                         ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)


45 Broad Street, Boston, Massachusetts                             02109
------------------------------------------                         -----
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code  (617) 338-6900
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes |X| No |_|.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|.

Voting stock held by non-affiliates of the registrant. Not applicable.

                 DOCUMENTS INCORPORATED BY REFERENCE



Part of the Form 10-K          Document
into which Incorporated        Incorporated by Reference

I Prospectus of the registrant dated December 19, 1988 (the "Prospectus").

III                            The Prospectus.







                                      K-2
      HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                      1998 FORM 10-K ANNUAL REPORT

                            TABLE OF CONTENTS
                                                            Sequential
                                                  Page No.   Page No.

PART I

      Item 1    Business                            K- 3        4
      Item 2    Properties                          K- 7        8
      Item 3    Legal Proceedings                   K- 7        8
      Item 4    Submission of Matters to a
                  Vote of Unit Holders              K- 7        8

PART II

      Item 5    Market for the Registrant's
                  Units and Related Unit
                  Holder Matters                    K- 8        9
      Item 6    Selected Financial Data             K- 9       10
      Item 7    Management's Discussion and
                  Analysis of Financial
                  Condition and Results of
                  Operations                        K-10       11
      Item 8    Financial Statements and
                  Supplementary Data                K-16       17
      Item 9    Changes In and Disagreements
                  with Accountants on Accounting
                  and Financial Disclosure          K-16       17

PART III

      Item 10   Director and Executive
                  Officer of the Registrant         K-17       18
      Item 11   Executive Compensation              K-18       19
      Item 12   Unit Ownership of Certain
                  Beneficial Owners and
                  Management                        K-18       19
      Item 13   Certain Relationships and
                  Related Transactions              K-19       20

PART IV

      Item 14   Exhibits, Financial Statement
                  Schedules and Reports on
                  Form 8-K                          K-20       21

SIGNATURES                                          K-21       22

SUPPLEMENTAL INFORMATION                            K-22       23



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

On October 1, 1995, HPP'89 engaged Claremont Management Corporation (CMC), a Massachusetts Corporation previously unaffiliated and a related party as of March 15, 1996 through ownership by a member The Cosmopolitan at Mears Park to provide asset management, accounting and investor services for an annual fee of $76,800 and reimbursement of all operating expenses of providing such services. Commencing July 1, 1996, the annual fee for such services was reduced to $67,200. The contract with CMC, which originally expired on June 30, 1997, was renewed until June 30, 1998. On July 1, 1998, HPP'89 engaged Gunn Financial, Inc. (GFI), an unaffiliated Massachusetts Corporation, to provide asset management, accounting and investor services for an annual fee of $63,000 and reimbursement of all operating expenses of providing such services. The agreement expires on the earlier of June 30, 2006 or the liquidation of the Partnership, as defined. The Partnership's only business is investing in real properties for which the cost of rehabilitating such properties qualifies for Rehabilitation Tax Credits. A presentation of information about industry segments is not applicable and would not be helpful in understanding the Partnership's business taken as a whole. The Partnership's investment objectives and policies are described on pages 28-36 of its Prospectus dated December 19, 1988 (the Prospectus) under the caption "Investment Objectives and Policies", which description is incorporated herein by this reference. The Prospectus was filed with the Commission pursuant to Rule 424 (b) on January 5, 1989.

The Partnership originally invested an aggregate of $11,158,064 in three limited partnerships (collectively, the "Investee Partnerships") through the acquisition of general partnership interests in the Investee Partnerships, each of which owned or acquired real properties, the rehabilitation of which qualified for Rehabilitation Tax Credits. The Partnership also originally invested $5,000,000 in a real property that the Partnership purchased directly. As of December 31, 1998, 100% of the Limited Partners' capital contributions (net of selling commissions, organizational and sales costs, acquisition fees and reserves) had been invested in real property investments.

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

On September 16, 1993, the Partnership sold one-third of its general partnership interest in 402 Julia to the developer general partner. The Partnership's percentage interest in 402 Julia was thereby reduced from 98% to 65%.

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

HPP'89 contributed $3,820,000 through December 31, 1998 to the capital of Portland Lofts and owns a general partnership interest therein. HPP'89's investment in Portland Lofts represents approximately 21% of the aggregate amount which HPP'89 originally contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan Building.

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

(b) As of March 15, 1999, there were 2,520 holders of Units.

The Amended and Restated Agreement of Limited Partnership (the Partnership Agreement) requires that any Cash Flow (as defined therein) be distributed quarterly to the investor limited partners (Limited Partners) in specified proportions and priorities and that Sale or Refinancing Proceeds (as defined therein) be distributed as and when available. There are no restrictions on the Partnership's present or future ability to make distributions of Cash Flow or Sale or Refinancing Proceeds. For the years ended December 31, 1998, 1997 and 1996, no distributions of Cash Flow or Sale or Refinancing Proceeds were paid or accrued to the Limited Partners.

Item 6.    Selected Financial Data.


                                                                     Periods
Ended December 31,


                           1998      1997      1996        1995       1994
                         ---------  --------  ---------  ----------  ---------
                                             (Unaudited)(Unaudited) (Unaudited)

Revenue                  $ 6,667   $  8,912   $552,395 $ 2,164,691  $ 2,188,421

Net Income (Loss)        $60,571   $(96,522)  $473,848 $(1,928,010) $(1,391,927)


Net Income (Loss)per
weighted average Unit
outstanding:
   Loss before
   extraordinary gain    $  2.26   $  (3.59)  $(324.25)$  (71.79)    $   (51.83)
   Extraordinary gain          -   $      -   $ 341.89 $       -     $        -
   Net Income (Loss)     $  2.26   $  (3.59)  $  17.64 $  (71.79)    $   (51.83)


Total Assets as of
December 31,            $849,087   $783,736   $892,540 $17,160,719  $19,092,470

Long Term Debt,
excluding discount
as of December 31,      $    0     $    0    $       0 $17,579,606  $18,496,144

Cash  Distributions  per
weighted average Unit
Outstanding             $    0     $    0    $       0 $         0  $         0
Rehabilitation Tax
Credit per Unit         $    0     $    0    $       0 $         0  $         0




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

On January 5, 1995, the Partnership resolved a dispute with the holder of the Cosmopolitan's mortgage over certain amounts in an escrow account. As a result, the Partnership received approximately $286,000 from the escrow account which was used to fund and reserve for the general and administrative expenses of the Partnership, and obtained the opportunity to purchase the mortgage note at the fair market value of the property, in exchange for the release of the principal funds from the escrow account as a payment toward the mortgage principal and a reduction of the mortgage term by three years. Effective March 15, 1996, HPP'89 contributed The Cosmopolitan, and certain other assets and liabilities, to TCAMP (a Limited Liability Company) for a 50% ownership interest. Concurrently, another member contributed $650,000 cash to TCAMP for a 50% ownership interest. Simultaneously, TCAMP issued a mortgage note in the amount of $7,000,000 the proceeds of which along with the $650,000 contributed cash, were used to settle in full HPP'89's mortgage note payable related to the Cosmopolitan Building. TCAMP's mortgage bears interest at 9.14%; amortizes over a 25 year schedule and requires monthly payments of principal, interest, real estate tax and replacement reserve deposits totaling $94,550; the mortgage matures in March 2003, at which time all unpaid principal and accrued interest is due. After March 14, 1996, HPP'89 no longer had any operations directly related to real estate activity or generated cash from rental activity of The Cosmopolitan. As of March 15, 1996, the Partnership accounts for its investment in TCAMP under the equity method of accounting.

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

402 Julia is a mix-use property with 24 residential units and 3,500 square feet of commercial space. On September 16, 1993, HPP'89 sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. HPP'89's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale required an initial payment of $100,000, which was received in September 1993, and requires annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. On July 17, 1998, 402 Julia refinanced its mortgage debt by issuing a promissory note to a new lender in the amount of $1,100,000 bearing interest at 6.69%, amortizing over 30 years and maturing in August 2008, at which time all unpaid interest and principal is due. The mortgage note requires monthly payments of principal and interest and escrow deposits (real estate tax and insurance) in the aggregate amount of $7,091 and $1,312, respectively.

The short-term liquidity of the Investee Entities, with the exception of Jenkins Court, depends on their ability to generate sufficient rental income to fund operating expenses and debt service requirements. TCAMP, Portland Lofts and 402 Julia have stabilized operations and, after considering the effects of TCAMP's, Portland Lofts' and 402 Julia's recent respective refinancings, are expected to generate cash flow. For the year ended December 31, 1998, the Partnership received distributions from Portland Lofts and TCAMP totaling $156,000 and $75,000, respectively. For the year ended December 31, 1997, the Partnership received distributions from Portland Lofts of $156,000 and for the year ended December 31, 1996, the Partnership received distributions from Portland Lofts and TCAMP totaling $26,000 and $98,200, respectively.

As of December 31, 1998 and 1997, the Partnership had $170,981 and $175,288 of total cash. HPP'89's cash is used primarily to fund general and administrative expenses of managing the public fund. The Partnership's only source of short term liquidity is from distributions received from Investee Entities and the proceeds from the previous sale of a partial interest in 402 Julia. The Partnership expects to fund its expenses with cash flow distributions from Portland Lofts and TCAMP.

Distributions from TCAMP to the Partnership and the other member of TCAMP are subject to the order of distributions as specified in the operating agreement of TCAMP. Until the other member's original $650,000 capital contribution has been reduced to zero, to the extent that the Partnership accumulates from whatever sources operating reserve amounts greater than $140,000 at the end of any fiscal year, the Partnership is required to contribute such excess within thirty days of the end of such fiscal year to TCAMP as additional capital contributions to be distributed by TCAMP to its other member as a return of its original capital contribution.

As of December 31, 1997, the outstanding balance of TCAMP's other member's unreturned original $650,000 capital contribution was $223,773. On February 27, 1998, the Partnership contributed to TCAMP $35,288, representing operating reserves in excess of $140,000 at December 31, 1997. The funds were then distributed from TCAMP to its other member as a return of its original capital contribution. On May 18, 1998, TCAMP's other member's original $650,000 capital contribution was reduced to zero, thereby eliminating any future requirements for the Partnership to make additional capital contributions to TCAMP.

In late 1998, a dispute developed between HPP'89 and the other member regarding distributions from TCAMP. The dispute could result in a significant delay and/or reduction of anticipated distributions by TCAMP to HPP'89, which, in turn, could have a detrimental effect on HPP'89's short term liquidity. HPP'89 intends to pursue all of its rights to distributions under the TCAMP Operating Agreement.

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

As of December 31, 1998, 402 Julia leased 100% of its residential units and commercial space. 402 Julia has benefited from a relatively strong New Orleans market and continues to record stable operations in recent years. The average occupancy has decreased slightly compared to prior years due to the increased availability of low mortgage rates in the single family home market. 402 Julia rents units to residential tenants, half of which are under short-term operating leases with the remaining rented under month-to-month arrangements. For the year ended December 31, 1998, 402 Julia recorded a net loss of approximately $26,500 which included depreciation and amortization of approximately $56,000.

At December 31, 1998, Portland Lofts had leased approximately 88% of its residential apartment units and 95% of the commercial space for a combined occupancy of 90%. Portland Lofts rents space to residential tenants principally under month-to-month arrangements and to commercial tenants under operating leases of varying terms expiring through 2004. As of December 31, 1998, the Partnership had entered into seventeen commercial leases. The Partnership's largest commercial tenant occupancies 23% of the commercial space at December 31, 1998, representing only 5.8% of the total square feet of the property. For the year ended December 31, 1998, Portland Lofts recorded net income of approximately $4,500 of which included depreciation and amortization of approximately $286,000.

TCAMP operates in the competitive lowertown district of St. Paul. Despite the availability of low mortgage rates in the single family house market, the building has increased rental rates with the market and maintained occupancy above 95% for several years.

TCAMP has achieved stable occupancy and had an economic occupancy of 97% for the year ended December 31, 1998. TCAMP recorded net income of approximately $268,000, which included depreciation and amortization expense of approximately $271,000, for the year ended December 31, 1998. In 1990, the Partnership had fully reserved against its investment in Portland Lofts, due to the substantial doubt it would continue as a going concern. Accordingly, since the Portland Lofts investment was fully reserved for, the Partnership had cumulative unrecorded losses of $1,325,926 associated with the investment as of December 31, 1995. Principally as a result of an extraordinary gain on extinguishment of debt, Portland Lofts generated net income of $1,547,514 in 1996, of which HPP'89 has been allocated $1,532,039. This allocated net income allowed HPP'89 to recover all of its cumulative unrecorded losses from Portland Lofts. HPP'89's net income in equity recognized in 1996, after recovery of all cumulative unrecorded losses, from the Portland Lofts Investment, totaled $206,113. As of December 31, 1996, the net balance of HPP'89's investment in Portland Lofts totaled approximately $180,100.

For the year ended December 31, 1997, Portland Lofts allocated a net loss of $173,710 and paid cash distributions of $156,000 to HPP'89. During 1997, HPP'89's investment in Portland Lofts was reduced to zero due to allocation of losses and distributions received. Accordingly, HPP'89 has cumulative unrecorded losses at December 31, 1997 totaling $95,391 and recorded distributions received of $54,203 as equity income of Investee Entities. Although HPP'89's investment in Portland Lofts has been reduced to zero, Portland Lofts has stabilized operations and will continue to provide distributions to HPP'89.

For the year ended December 31, 1998, the Partnership was allocated net income of $4,404 from the Portland Lofts investment, reducing the unrecorded losses to $90,987 at December 31, 1998. For the year ended December 31, 1998, the
Partnership received distributions of $156,000 from Portland Lofts which are recorded as equity income of Investee Entities.

The Partnership recorded net income, under generally accepted accounting principles, of $60,571 for the year ended December 31, 1998, compared to a net loss of $96,522 for the year ended December 31, 1997. This increase is primarily due to the increase in equity in income of investee entities of $210,651, offset by an increase in operating administrative expenses of $51,313. The increase in the Partnership's share of equity in income from investee entities is mainly due to the activity from Portland Lofts and an increase in TCAMP's allocated net income, offset by an increase in 402 Julia's allocated net loss. As mentioned above, the Partnership's net investment balance in Portland Lofts had been reduced to zero in the third quarter of 1997, as a result of allocated net losses and distributions received. Therefore, for the year ended December 31, 1997, the Partnership had recorded a net loss from Portland Lofts of $78,314 offset by distributions of $54,206 received in excess of the net investment balance compared to distributions of $156,000 recorded as equity income of investee entities for the year ended December 31, 1998 from Portland Lofts. The increase in TCAMP's allocated net income of $35,630 for 1998 compared to 1997, is primarily due to increased revenue due to higher rental rates and furniture rental, offset by a slight increase in operating expenses. The increase in 402 Julia's net loss of $6,749 for 1998 compared to 1997, is primarily attributed to the amortization of the deferred loan commitment fee related to 402 Julia's original mortgage which was refinanced in July of 1998. The increase in operating and administrative expense for 1998 compared to 1997 is due to an increased overhead requirement of the Partnership.

The Partnership recorded a net loss, under generally accepted accounting principles, of $96,522 for the year ended December 31, 1997, compared to net income of $473,848 for the year ended December 31, 1996. This $570,370 decrease is primarily attributable to transactions relating to the contribution in 1996 of The Cosmopolitan to TCAMP and a decrease in HPP'89's share of equity in income of investee entities. The contribution of The Cosmopolitan to TCAMP in 1996 resulted in a provision for impairment of real estate of $8,437,963, the difference between the carrying value and the fair market value of the property at transfer, and an extraordinary gain on extinguishment of debt of $9,182,017, the amount outstanding under the mortgage payable and the amount accepted by the lender from TCAMP in full settlement. The decrease in HPP'89's share of equity in income of investee entities is primarily due to the allocated net income from Portland Lofts in 1996. Portland Lofts' net income for the year ended December 31, 1996 was primarily attributable to the extraordinary gain on extinguishment of debt, the difference between the amount outstanding under the mortgage payable and previous agreed settlement amount with the holder of the mortgage and the unsecured note.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


           None.


































                                PART III

Item 10.   Director and Executive Officer of the Registrant.

           (a) and (b)  Identification of Director and Executive Officer.

The following table sets forth the name and age of the director and executive officer of PAS and the offices held by such person.

    Name                        Office             Age

Terrence P. Sullivan      President and Director    52

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

           (d)  Family Relationships.

                None.

           (e)  Business Experience.

The background and experience of the executive officer and director of PAS and Boston Capital Planning identified above in Items 10(a) and 10(b) is as follows:

Terrence P. Sullivan, 52, is the founder and sole shareholder of Boston Capital Planning, a financial consulting and real estate syndication firm, and its wholly-owned subsidiary, Boston Bay Capital, Inc. (Boston Bay Capital). Founded in 1979, Boston Bay Capital was an NASD-Registered broker/dealer specializing in placement of interests in real estate limited partnerships which own historic and restoration properties. From 1979 through December 31, 1986, Boston Bay Capital participated in the placement of limited partnership interests in 98 real estate programs, approximately 60 of which were historic rehabilitation or restoration partnerships, placing a total of approximately $140,000,000 in equity. In addition, Boston Bay Capital served as dealer manager in connection with the sale of Units of limited partnership interest in Historic Preservation Properties Limited Partnership, Historic Preservation Properties 1988 Limited Partnership, the Partnership, and Historic Preservation Properties 1990 L.P. Tax Credit Fund, four public programs sponsored by the General Partner and an affiliate of the General Partner. Such public programs sold an aggregate of approximately $82 million of Units of limited partnership interest. From 1972 to 1978, Mr. Sullivan was Tax Shelter coordinator for the Boston office of White, Weld & Co., Inc., an investment banking firm. Mr. Sullivan graduated from Worcester Polytechnic Institute in 1968 with a Bachelor of Science degree in mechanical engineering.

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

There were no expense reimbursements paid to or accrued, for the years ended December 31, 1998, 1997 and 1996.

For the years ended December 31, 1998, 1997 and 1996 the Partnership allocated to the General Partner unaudited taxable income (losses) of $872, $(120,227) and $(104,578), respectively. See Note 4 of Notes to Financial Statements for additional information about transactions between the Partnership and the General Partner and its affiliates.

Item 12.   Unit Ownership of Certain Beneficial Owners and Management.

           (a)  Unit Ownership of Certain Beneficial Owners.

No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 15, 1999. Pursuant to the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

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

           (b)  Unit Ownership of Management.

No director or executive officer of PAS, Boston Capital Planning or their affiliates had any beneficial ownership of Units as of March 15, 1999. However, a former Vice President of Boston Capital Planning purchased 20 Units ($20,000) in the Partnership during 1989. No officer or director of PAS or Boston Capital Planning, nor any general partner of the General Partner, nor any of their respective affiliates, possesses the right to acquire Units.

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

    (b) Reports on Form 8-K - The Partnership did not file any Current Reports on Form 8-K during the fourth quarter of 1998.

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

                  HISTORIC PRESERVATION PROPERTIES 1989
                  LIMITED PARTNERSHIP

                  By:   Boston Historic Partners Limited
                         Partnership, General Partner

                        By:  Portfolio Advisory Services,
                             Inc., General Partner

Date:  March 15, 1999             By:  /s/Terrence P. Sullivan
                                       Terrence P. Sullivan,
                                       President

                        and


Date:  March 15, 1999             By:  /s/Terrence P. Sullivan
                                       Terrence P. Sullivan,
                                       General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                    Title


                             Individual General Partner of Boston
                             Historic Partners Limited
/s/Terrence P. Sullivan      Partnership and President, Principal
Terrence P. Sullivan         Executive Officer and Director of
                             Portfolio Advisory Services, Inc.,
Date: March 15, 1999         General Partner of Boston Historic
                             Partners Limited Partnership.

                             Principal Financial and Principal
                             Accounting Officer of Portfolio
/s/Terrence P. Sullivan      Advisory Services, Inc., General
Terrence P. Sullivan         Partner of Boston Historic Partners
                             Limited Partnership
Date: March 15, 1999

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

                          Index to Exhibits

                             (Continued)

Exhibit No.                         Title of Documents






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

                               VIII.Assignment  of  Depository   accounts  dated
                                    December 18, 1989 between the Partnership and Meritor Savings Bank (filed as Exhibit No. 10(f) to the Partnership's Form 10-K as of December 31, 1989 and incorporated herein by this reference).

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

                          III. Letter  Agreement   between  Patrick  Carney  and
                               Heller Financial regarding Personal Liability for carve-outs to non-recourse language dated March 20, 1996 (filed as Exhibit 10 (aa) to the Partnership's Form 10-K as of December 31, 1996 and incorporated herein by this reference).

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

   10 (ee) Forbearance Agreement between Historic Preservation Properties 1989, L.P. and East Bank Angel Joint Venture, dated July 1, 1997 (filed as Exhibit 10(ee) to the Partnership's Form 10-K as of December 31, 1997 and incorporated herein by this reference).

   10 (ff)                Asset   Management    agreement    between   Historic
                          Preservation   Properties   1989,   L.P.   and   Gunn
                          Financial Incorporated, dated July 1, 1998.

   10 (gg)                Documents  relating  to the  refinancing  of 402
                          Julia Street Associates, L.P.'s Mortgage Debt, dated July 9, 1998.

                          I. Multifamily Note between 402 Julia Street Associates, L.P.'s and Investment Property Mortgage, L.L.C.


                          II. Multifamily Mortgage, Assignment of Rents and
                              Security Agreement between 402 Julia Street and Investment Property Mortgage L.L.C.

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














           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                             FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996





                          ANNUAL REPORT ON FORM 10-K

                      Items 14 (a) (1) and (2) and 14 (d)


                         INDEX TO FINANCIAL STATEMENTS


                                                                      Page

Financial Statements of Historic Preservation
  Properties 1989 Limited Partnership

   Independent Auditors' Report........................................F-4
   Balance Sheets as of December 31, 1998 and 1997.....................F-5
   Statements of Operations for the Years Ended
    December 31, 1998, 1997 and 1996...................................F-6
   Statements of Changes in Partners' Equity (Deficit) for the
    Years Ended December 31, 1998, 1997 and 1996.......................F-7
   Statements of Cash Flows for the Years Ended
    December 31, 1998, 1997 and 1996...................................F-8
   Notes to Financial Statements.......................................F-10
   Independent Auditors' Report on Accompanying Information............F-18
   Financial Statement Schedule:
    Real Estate and Accumulated Depreciation Held
       Directly and by Investee Entities...............................F-19

Financial Statements of The Cosmopolitan at Mears Park, LLC
  (the St. Paul, Minnesota
  Investee Entity)

   Independent Auditors' Report........................................F-21
   Balance Sheets as of December 31, 1998 and 1997.....................F-22
   Statements of Operations for the Years Ended December 31, 1998
    and 1997 and for  the Period March 15, 1996 (Inception) through
    December 31, 1996                                                  F-23
   Statements of Changes in Members' Equity (Deficit) for the Years
    Ended December 31, 1998 and 1997 and the Period March 15, 1996
    (Inception) through December 31, 1996                              F-24
   Statements  of Cash Flows for the Years Ended  December 31, 1998
    and 1997 and for the Period March 15, 1996 (Inception) through
    December 31, 1996                                                  F-25
   Notes to Financial Statements.......................................F-27

Financial Statements of Portland Lofts Associates
  Limited Partnership (the Portland, Oregon
  Investee Partnership)

   Independent Auditors' Report........................................F-32
   Balance Sheets as of December 31, 1998 and 1997.....................F-33
   Statements of Operations for the Years Ended
    December 31, 1998, 1997 and 1996...................................F-34
   Statements of Changes in Partners' Equity for the
    Years Ended December 31, 1998, 1997 and 1996.......................F-35
   Statements of Cash Flows for the Years Ended
    December 31, 1998, 1997 and 1996...................................F-36
   Notes to Financial Statements.......................................F-38





                                      F-2
                   INDEX TO FINANCIAL STATEMENTS (Continued)


                                                                       Page

Financial Statements of 402 Julia Street Associates
  Limited Partnership (the New Orleans, Louisiana
  Investee Partnership)

   Independent Auditors' Report........................................F-43
   Balance Sheets as of December 31, 1998 and 1997.....................F-44
   Statements of Operations for the Years Ended
    December 31, 1998, 1997 and 1996...................................F-45
   Statements of Changes in Partners' Equity (Deficit) for the
    Years Ended December 31, 1998, 1997 and 1996.......................F-46
   Statements of Cash Flows for the Years Ended
    December 31, 1998, 1997 and 1996...................................F-47
   Notes to Financial Statements.......................................F-48

                         INDEPENDENT AUDITORS' REPORT


The Partners
Historic Preservation Properties 1989 Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheets of Historic Preservation Properties 1989 Limited Partnership (the Partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Because we were not engaged to audit the statements of operations, changes in partners' equity (deficit) and cash flows for the year ended December 31, 1996, we did not extend our auditing procedures to enable us to express an opinion on the results of operations, changes in partners' equity (deficit) and cash flows of Historic Preservation Properties 1989 Limited Partnership for the year ended December 31, 1996. Accordingly, we express no opinion on them.

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Historic Preservation Properties 1989 Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Lefkowitz, Garfinkel, Champi & DeRienzo P.C.

Providence, Rhode Island
February 16, 1999

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                                BALANCE SHEETS
                          DECEMBER 31, 1998 AND 1997


                                    ASSETS
                                                      1998           1997
                                                  -------------  --------------

INVESTMENTS IN INVESTEE ENTITIES                  $ 4,074,023     $ 4,000,210
   Less reserve for realization of investments
    in Investee Entities                           (3,469,267)     (3,469,267)
                                                  -------------  --------------
                                                      604,756         530,943

CASH EQUIVALENTS                                      170,981         175,288
OTHER ASSETS                                           73,350          77,505
                                                  -------------  --------------
                                                  $   849,087    $    783,736
                                                  =============  ==============


                       LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
   Accounts payable and accrued expenses          $    38,342    $     33,562
                                                  -------------  --------------

        Total liabilities                              38,342          33,562
                                                  -------------  --------------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY
   Limited Partners' Equity - Units of  Investor
    Limited Partnership Interest, $1,000 stated
    value per Unit-Issued and outstanding 26,588
    units                                           1,033,973         974,008

   General Partner's Deficit                         (223,228)       (223,834)
                                                  -------------  --------------

        Total partners' equity                        810,745         750,174
                                                  -------------  --------------
                                                  $   849,087    $    783,736
                                                  =============  ==============















  The accompanying notes are an integral part of these financial statements.

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                         1998       1997        1996
                                       ---------  ---------   ---------
                                                              (Unaudited)
REVENUE:
   Rental and related income             $      --    $      --    $   533,027
   Interest and other income                 6,667        8,912         19,368
                                         ---------    ---------    -----------
                                             6,667        8,912        552,395
                                         ---------    ---------    -----------

EXPENSES:
   Operating and administrative            215,621      164,308        177,397
   Property operating expenses:
      Other property operating                  --           --         57,709
      Management fees                           --           --         21,940
      Repairs and maintenance                   --           --         52,728
      Utilities                                 --           --         84,691
      Real estate taxes                         --           --         85,698
      Insurance                                 --           --          7,295
      Depreciation and amortization             --           --        124,804
                                         ---------    ---------    -----------
                                           215,621      164,308        612,262


PROVISION FOR IMPAIRMENT OF REAL
   ESTATE                                       --           --     (8,437,963)
                                         ---------    ---------    -----------


LOSS FROM OPERATIONS                      (208,954)    (155,396)    (8,497,830)


INTEREST EXPENSE                                --           --        508,073


EQUITY IN INCOME
   OF INVESTEE ENTITIES                    269,525       58,874        297,734
                                         ---------    ---------    -----------

NET INCOME (LOSS) BEFORE EXTRAORDINARY
   GAIN                                     60,571      (96,522)    (8,708,169)

EXTRAORDINARY GAIN ON
    EXTINGUISHMENT OF DEBT                      --           --      9,182,017
                                         ---------    ---------    -----------



NET INCOME (LOSS)                        $  60,571    $ (96,522)   $   473,848
                                         =========    =========    ===========

NET INCOME (LOSS) ALLOCATED
   TO GENERAL PARTNER                    $     606    $    (965)   $     4,738
                                         =========    =========    ===========

NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNERS                   $  59,965    $ (95,557)   $   469,110
                                         =========    =========    ===========


NET   INCOME   (LOSS)   PER   UNIT  OF
INVESTOR LIMITED PARTNERSHIP   INTEREST,
BASED  ON 26,588 UNITS
ISSUED AND OUTSTANDING:

INCOME (LOSS) BEFORE  EXTRAORDINARY GAIN $   2.26     $  (3.59)    $  (324.25)

   EXTRAORDINARY GAIN                           -            -         341.89
                                         ---------    ---------    -----------

   NET INCOME (LOSS)                     $   2.26     $  (3.59)    $    17.64
                                         =========    =========    ===========



  The accompanying notes are an integral part of these financial statements.

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 and 1996



                               Units of
                               Investor    Investor
                               Limited     Limited      General
                              Partnership  Partners'   Partner's
                                Interest     Equity     Deficit      Total
                               ---------   ---------  ----------  ----------

BALANCE, December 31, 1995
(Unaudited)                  26,588   $   600,455    $(227,607)   $ 372,848


   Net Income (Unaudited)        --       469,110        4,738      473,848
                             ------   -----------    ---------    ---------


BALANCE, December 31, 1996   26,588     1,069,565     (222,869)     846,696
(Unaudited)


  Net Loss                       --       (95,557)        (965)     (96,522)
                             ------   -----------    ---------    ---------

BALANCE, December 31,1997    26,588       974,008     (223,834)     750,174


  Net Income                     --        59,965          606       60,571
                             ------   -----------    ---------    ---------

BALANCE, December 31, 1998   26,588    $1,033,973     (223,228)     810,745
                             ======   ===========    =========    =========






















  The accompanying notes are an integral part of these financial statements.

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                              1998        1997         1996
                                            ----------  ----------  ----------
                                                                  (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                       $  60,571   $  (96,522) $  473,848
   Adjustments to reconcile net income
    (loss) to
    net cash provided by operating
       activities:
      Depreciation and amortization                -           -      124,804
      Amortization of discount on mortgage         -           -      233,893
    payable
      Provision for impairment of real
    estate at transfer of
         ownership interest in real estate         -           -    8,437,963
    to investee entity
      Extraordinary gain on extinguishment         -           -   (9,182,017)
    of debt
      Deferred interest expense added to
          the principal of mortgage                -           -       78,237
    payable
      Equity in income in investee
   entities (over) under
       distributions received                 (38,525)    97,126     (173,534)
      Decrease (increase) in other assets      4,155      23,650      (23,306)
      Increase (decrease) in accounts
payable and accrued expenses                   4,780     (12,282)      87,087
                                            ----------  ----------  -----------
Net cash provided by operating activities     30,981      11,972       56,975
                                            ----------  ----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of furniture and equipment          -           -       (2,694)
      Cash payment at transfer of
   ownership interest in
       Investment in real estate to                -           -     (679,567)
   investee entity
      Contribution to investee entity        (35,288)          -            -
                                            ----------  ----------  -----------
        Cash used in investing activities    (35,288)          -     (682,261)
                                            ----------  ----------  -----------

NET INCREASE (DECREASE) IN CASH  .
AND CASH EQUIVALENTS                          (4,307)     11,972     (625,286)

CASH AND CASH EQUIVALENTS, BEGINNING OF
YEAR                                         175,288     163,316      788,602
                                            ----------  ----------  -----------


CASH AND CASH EQUIVALENTS, END OF YEAR       170,981     175,288      163,316
                                          ==========  ==========  ===========


SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for interest                $      -    $      -    $ 301,349
                                            ==========  ==========  ===========














  The accompanying notes are an integral part of these financial statements.

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                     STATEMENTS OF CASH FLOWS (CONTINUED)
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



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

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                            NOTES TO FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


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

      Boston Historic Partners Limited Partnership (BHP), a Massachusetts limited partnership, is the general partner of HPP'89. BHP was formed in November 1986 for the purpose of organizing, syndicating and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships). As of December 31, 1998, BHP had established three such partnerships, including HPP'89. Officers of Boston Capital Planning Group, Inc. (BCPG), an affiliate of BHP, were the initial limited partners of HPP'89. The initial limited partners withdrew as limited partners upon the first admission of Investor Limited Partners (Limited Partners). Prior to admission of the Limited Partners, all costs incurred by HPP'89 were paid by BHP. On May 3, 1989, the first Limited Partners were admitted to HPP'89 and operations commenced.

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





                                     F-10
           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


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

      Cash, Cash Equivalents and Concentration of Credit Risk

      HPP'89 considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 1998 and 1997, cash equivalents totaled $170,981 and $175,288, respectively.

      At December 31, 1998 and 1997, HPP'89 had approximately $71,000 and $77,600, respectively, of cash equivalents on deposit in a bank in excess of amounts insured by the Federal Deposit Insurance Corporation.

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

      Reclassification

      Certain amounts in the 1997 and 1996 statements of cash flows have been reclassified to conform with the 1998 presentation.

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

      HPP'89's current allocable percentage of operating income and/or losses in the Investee Entities ranges from 50% to 99%. Each of the Investee Entities' agreements is different but, in general, provides for a sharing of management duties and decisions among HPP'89 and the respective local general partners or

                                        F-11
           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

      other managing members, and certain priorities to HPP'89 with respect to return on and return of invested capital. Significant Investee Entity decisions require the approval of both HPP'89 and the local general partners or other managing members. In addition, each Investee Entity has entered into various agreements with its local general partners or members, or their affiliates, to provide development, management and other services, for which the local general partners or other members (or their affiliates), are paid fees by the respective Investee Entity.

      Following is a summary of information regarding the Investee Entities and HPP'89's investments therein:

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

      Although Jenkins Court no longer owns investment property or has property operations after August 31, 1995, the Jenkins Court partnership will remain in existence until the resolution of certain partnership assets and liabilities. Partnership assets include approximately $312,000 of unsecured receivables from the developer and its affiliates which have been fully reserved for at December 31, 1998 and 1997; partnership liabilities include approximately $94,000 of trade payables which have been fully reserved for at December 31, 1998 and 1997 since HPP'89 does not believe such amount will be recourse to HPP'89, as well as a $250,000 default loan and accrued interest thereon which had been provided by HPP'89 and secured by the developer's interest in an unaffiliated limited partnership.

      402 Julia Street Associates Limited Partnership (402 Julia) is a Delaware limited partnership formed on July 25, 1989 to acquire, construct, rehabilitate, operate and manage a 19,000 square foot site and the building situated thereon and to rehabilitate the building into 24 residential units and approximately 3,500 net rentable square feet of commercial space located thereon at 402 Julia Street, New Orleans, Louisiana. At December 31, 1998, 402 Julia had leased 100% (unaudited) of its residential units and commercial space.

      HPP'89 originally contributed $775,000 to the capital of 402 Julia and owns a general partnership interest therein. HPP'89's original investment in 402 Julia represented approximately 4% of the aggregate amount which HPP'89 has contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan Building.

                                     F-12
              HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

      On September 16, 1993, HPP'89 sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. HPP'89's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale required an initial payment of $100,000, which was received in September 1993, and requires annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. At December 31, 1998 and 1997, the remaining uncollected payments total $67,500 and $71,000, respectively, which are secured by the interest sold to the developer general partner. The sale transaction did not generate any Investment Tax Credit recapture.

      Rehabilitation Tax Credits generated by 402 Julia and previously allocated to HPP'89 Limited Partners totaled $248,796 since inception. As of March 31, 1995, 100% of these credits were fully vested.

      HPP'89 recorded a net loss from the 402 Julia Investment of $17,345, $10,596 and $3,327 for the years ended December 31, 1998, 1997, and 1996, respectively, as well as amortization of $3,252 for each of the years ended December 31, 1998, 1997 and 1996.

      Portland  Lofts  Associates  Limited  Partnership  (Portland  Lofts)  is a
      Delaware limited partnership formed on August 8, 1989 to acquire, construct, rehabilitate, operate and manage three buildings containing 89 residential units and 29,250 square feet of ground floor space useable as either commercial space or as home/studio space for artists, located at 555 Northwest Park Avenue in Portland, Oregon. At December 31, 1998, Portland Lofts had leased approximately 88% (unaudited) of its residential apartment units and 95% (unaudited) of the commercial space for a combined occupancy of 90% (unaudited).

      HPP'89 contributed $3,820,000 through December 31, 1998 to the capital of Portland Lofts and owns a general partnership interest therein. HPP'89's investment in Portland Lofts represents approximately 21% of the aggregate amount which HPP'89 originally contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan Building.

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

      In 1990, HPP'89 had reserved against its investment in Portland Lofts reducing such investment to zero due to the substantial doubt that Portland Lofts may not be able to continue as a going concern. Due to the debt settlement and refinancing completed in June 1996, Portland Lofts is expected to continue as a going concern. Generally, under the equity method of accounting, an investment may not be carried below zero. Accordingly, since the Portland Lofts Investment was fully reserved for, HPP'89 had cumulative unrecorded losses of $1,325,926 at December 31, 1995. Principally as a result of the extraordinary gain on extinguishment of debt, Portland Lofts generated net income of $1,547,514 during the year ended December 31, 1996 of which HPP'89




                                        F-13
           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

      has been allocated $1,532,039. Consequently, HPP'89 was able to recover all of its cumulative unrecorded losses from Portland Lofts and recognize income in equity from its investment in Portland Lofts of $206,113 for the year ended December 31, 1996.

      For the year ended December 31, 1997, Portland Lofts allocated a net loss of $173,710 and paid cash distributions of $156,000 to HPP'89. As mentioned above, generally, under the equity method of accounting, an investment may not be carried below zero. During 1997, HPP'89's investment in Portland Lofts was reduced to zero due to allocated losses and distributions received. Although HPP'89's investment in Portland Lofts has been reduced to zero, Portland Lofts is expected to continue as a going concern and to continue to provide distributions to HPP'89. At December 31, 1997, HPP'89 has cumulative unrecorded losses totaling $95,392 relating to the Portland Lofts investment.

      For the year ended December 31, 1998, HPP'89 was allocated net income of $4,404 from Portland Lofts, thereby decreasing the cumulative unrecorded loss relating to the Portland Lofts investment to $90,988 at December 31, 1998.

      For each of the years ended December 31, 1998 and 1997, HPP'89 received distributions of $156,000, from the Portland Lofts investment and recorded distributions received of $156,000 and $54,206, respectively, as equity in income of investee entities.

      The Cosmopolitan at Mears Park, LLC (TCAMP) On December 18, 1989, HPP'89 acquired the Cosmopolitan Building containing 255 residential units and approximately 2,200 square feet of commercial space. The building was renovated, and certain renovation costs qualified for Rehabilitation Tax Credits. HPP'89's investment in The Cosmopolitan Building represented approximately 39% of the aggregate amount which HPP'89 originally contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan Building. During the year ended December 31, 1998 the economic occupancy of TCAMP was 97% (unaudited).

      Rehabilitation Tax Credits generated by the purchase of the Cosmopolitan Building and previously allocated to HPP'89's Limited Partners totaled $4,307,491 since inception. As of December 31, 1994, 100% of these tax credits were fully vested.

      The mortgage HPP'89 assumed relating to its purchase of the Cosmopolitan Building had an original maturity date of December 18, 1999. On January 5, 1995, HPP'89 consummated the Second Amendment to the Loan Agreement (Second Amendment) with the holder and received an option to buy the mortgage note for the fair market value of the property. In exchange, HPP'89 agreed to reduce the maturity date of the note from December 18, 1999 to December 18, 1996.

      Effective March 15, 1996, HPP'89 contributed the Cosmopolitan Building, and certain other assets and liabilities, to TCAMP (a Limited Liability Company) for a 50% ownership interest. Concurrently, another member contributed $650,000 cash to TCAMP for a 50% ownership interest. Simultaneously, TCAMP issued a mortgage note in the amount of $7,000,000, the proceeds of which along with the $650,000 contributed cash were used to settle in full HPP'89's mortgage note payable related to the Cosmopolitan Building. The fair value








                                     F-14
           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

      of the Cosmopolitan Building and other assets contributed by HPP'89 approximated the fair value of liabilities transferred to TCAMP by HPP'89 and the amount paid by TCAMP to settle in full HPP'89's mortgage note payable related to the Cosmopolitan Building. This transaction resulted in a provision for impairment of real estate of $8,437,963 to recognize a reduction to fair value at the date of contribution to TCAMP and an extraordinary gain on debt extinguishment of $9,182,017 to recognize the difference between the amount outstanding under the mortgage payable and the amount accepted by the lender from TCAMP in full settlement.

      Distributions from TCAMP to HPP'89 and the other member are subject to the order of distributions as specified in the Operating Agreement of TCAMP. Until the other member's original $650,000 capital contribution has been repaid in full, to the extent that the Partnership accumulates from whatever sources operating reserve amounts greater than $140,000 at the end of any fiscal year, the Partnership is required to contribute such excess within thirty days of the end of such fiscal year to TCAMP as additional capital contributions to be distributed by TCAMP to its other member as a return of its original capital contribution.

      On February 27, 1998, HPP'89 contributed to TCAMP $35,288, representing operating reserves in excess of $140,000 at December 31, 1997. The funds were then distributed from TCAMP to its other member as a return of its original capital contribution. As of December 31, 1997, the outstanding balance of the other member's unreturned original $650,000 capital contribution was $223,773. On May 18, 1998 the other member's original $650,000 capital contribution was reduced to zero, thereby eliminating any future requirements for HPP'89 to make additional capital contributions to TCAMP.

      As a result of the contribution of the Cosmopolitan to TCAMP for a 50% ownership interest in TCAMP, HPP'89 no longer has operations directly related to real estate activity. As of March 15, 1996 (the date of contribution), the Partnership accounts for its investment in TCAMP under the equity method of accounting.

      HPP'89 recorded net income of $134,122, $96,834 and $32,334 for the years ended December 31, 1998 and 1997 and for the period March 15, 1996
      (inception) through December 31, 1996, respectively, from the TCAMP Investment. HPP'89 received cash distributions of $75,000 and $98,200 from TCAMP for the year ended December 31, 1998 and for the period March 15, 1996 (inception) through December 31, 1996, respectively. Generally, under the equity method of accounting, an investment cannot be carried below zero. At December 31, 1996, HPP'89 reduced its investment in TCAMP to zero and recorded distributions received of $65,866 as equity in income of investee entities.

      HPP'89's investments in the Investee Entities at December 31, 1998 and 1997 are summarized as follows:

      Cumulative:                             1998           1997
                                        ------------   -------------

      Investments   and   advances
      made in cash                      $  4,880,288   $   4,845,000
      Evaluation and acquisition costs       835,709         835,709
      Interest    capitalization    and
      other costs                             39,615         39,615
      Net  equity in loss of  Investee
      Entities                              (879,041)    (1,151,818)
      Reserves  for   realization   of
      investments                         (3,469,267)    (3,469,267)
      Amortization of certain costs          (49,728)       (46,476)
      Distributions    received   from
      Investee Entities                     (511,200)      (280,200)
      Sale of one  third  interest  of
      Investee Entity                       (241,620)      (241,620)
                                       -------------    -------------
                                       $    604,756    $    530,943
                                        ============   =============

      The above summary of HPP'89's investments in Investee Entities does not include its investment in Jenkins Court.


                                     F-15


           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

      The equity in income of Investee Entities reflected in the accompanying statements of operations included income of $272,777, $62,126 and $300,986 (unaudited) for the years ended December 31, 1998, 1997 and 1996, respectively, and annual amortization of certain costs of $3,252, for the years ended December 31, 1998, 1997 and 1996 (unaudited), respectively.

      Summary combined balance sheets of the Investee Entities as of December 31, 1998 and 1997, and summary combined statements of operations for the years ended December 31, 1998, 1997 and 1996 are as follows:

                            COMBINED BALANCE SHEETS
                                    ASSETS

                                           1998          1997
                                        ------------  ------------
      Buildings and improvements,  (net
      of accumulated depreciation;
      $3,446,938, 1998; $2,896,633,
      1997)                            $  15,344,965   $ 15,855,990
      Land                                 2,041,326      2,041,326
      Other assets (net of accumulated
      amortization;$123,795, 1998;
      $105,860, 1997)                        600,899        469,949
      Cash and cash equivalents              287,348        173,000
                                        ------------    ------------

               Total assets            $  18,274,538   $ 18,540,265
                                        ============   ============

                       LIABILITIES AND PARTNERS' EQUITY

                                           1998          1997
                                        ------------  ------------
            Liabilities:
            Mortgage and notes payable $ 13,339,188   $13,412,706
            Other liabilities               726,135       735,828
                                        ------------  ------------
            Total liabilities            14,065,323    14,148,534
                                        ------------  ------------

            Partners' equity:
            HPP'89                        3,311,062     2,983,908
            Other partners                  898,153     1,407,823
                                        ------------  ------------
            Total partners' equity        4,209,215     4,391,731
                                        ------------  ------------

             Total   liabilities
             and partners' equity      $ 18,274,538   $18,540,265
                                        ============  ============


                 Members' equity in TCAMP has been classified as partners' equity in the combined balance sheets.
















                                     F-16

              HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)


                       COMBINED STATEMENTS OF OPERATIONS

                                  1998         1997         1996
                               ------------  ----------  -----------
                                                         (Unaudited)
  Revenue:
        Rental revenue        $ 3,904,024 $  3,626,904   $ 3,006,379
        Interest and other
        income                     56,095       76,817        70,324
                              ------------  ----------    -----------
                                3,960,119    3,703,721     3,076,703
                               ------------  ----------   -----------

  Expenses:
      Interest expense          1,239,999    1,269,792     1,187,076
      Depreciation and
      amortization                613,471      594,870       548,737
      Operating expenses        1,860,506    1,837,075     1,390,379
                               ------------  ----------   -----------
                                3,713,976    3,701,737     3,126,192
                               ------------  ----------  -----------

  Net income(loss)from
  operations                      246,143       1,984        (49,489)
  Extraordinary  item: gain on
  settlement of debt                    -           -      1,656,579
                               ------------  ----------   -----------
  Net income                   $  246,143    $  1,984    $ 1,607,090
                               ============  ==========  ===========
  Net income  allocated to
  other partners               $  121,182    $(87,472)   $ 1,561,047
                               ============  ==========  ===========
                               $  124,961    $ 89,456    $    46,043
                               ============  ==========  ===========

 (4)  Transactions With Related Parties and Commitments

      On October 1, 1995, HPP'89 engaged Claremont Management Corporation (CMC), a Massachusetts corporation previously unaffiliated and a related party as of March 15, 1996 through ownership by a member of TCAMP, to provide asset management, accounting and investor services. CMC provided such services for an annual management fee of $67,200 plus reimbursement of all its costs of providing these services. The contract with CMC expired June 30, 1998. For the period January 1, 1998 through June 30, 1998 and for the years ended December 31, 1997 and 1996, CMC was reimbursed $50,716, $73,850 and $61,635 (unaudited), respectively, for operating costs.

      Effective July 1, 1998, HPP'89 engaged Gunn Financial, Inc. (GFI), an unaffiliated Massachusetts corporation, to provide accounting, asset management and investor services. GFI provides such services for an annual management fee of $63,000 plus reimbursement of all its costs of providing these services. The agreement expires on the earlier of June 30, 2006 or liquidation of the Partnership, as defined. For the period July 1, 1998 through December 31, 1998, GFI was reimbursed $56,109 for operating costs.

      On November 1, 1995, HPP'89 entered into a management agreement with CMC, to manage the Cosmopolitan Building. CMC's management agreement required the payment of management fees equal to the greater of $5,200 monthly or 4% of gross receipts as defined in the agreements. For the period January 1, 1996 through March 15, 1996, CMC was paid $21,940 (unaudited) in property management fees. On March 15, 1996, the property management contract between HPP'89 and CMC was terminated and TCAMP directly engaged CMC under similar management fee terms.

(5)   Fair Value of Financial Instruments

      The fair values of cash equivalents and accounts payable and accrued expenses at December 31, 1998 and 1997 approximate their carrying amounts due to their short maturities.




                                     F-17

      Independent Auditors' Report on Accompanying Information


The Partners
Historic Preservation Properties 1989 Limited Partnership
Boston, Massachusetts


We have audited, in accordance with generally accepted auditing standards, the financial statements as of and for the years ended December 31, 1998 and 1997 of Historic Preservation Properties 1989 Limited Partnership (the Partnership) and have issued our report thereon dated February 16, 1999. Our audits were made for the purpose of forming an opinion on the 1998 and 1997 basic financial statements taken as a whole. The supplemental schedule is the responsibility of the Partnership's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the 1998 and 1997 basic financial statements. The information included in this schedule has been subjected to the auditing procedures applied in the audits of the 1998 and 1997 basic financial statements, and in our opinion fairly states in all material respects the financial data required to be set forth therein in relation to the 1998 and 1997 basic financial statements as a whole.


Lefkowitz, Garfinkel, Champi & DeRienzo P.C.



Providence, Rhode Island
February 16, 1999






















      HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
       REAL ESTATE & ACCUMULATED DEPRECIATION HELD DIRECTLY
                       BY INVESTEE ENTITIES
                         DECEMBER 31, 1998
                          (IN THOUSANDS)


                                                              Costs Capitalized
                                  Initial Costs                 Subsequent to
                                                                 Acquisition

      Description                              Building
      and Ownership        Encum-             & Improve-   Improve-    Carrying
      Percentage          brances    Land       memts       ment         Cost



Residential
Building/Commercial
Building
 402 Julia Street
 Associates L.P.
 New Orleans, Louisiana
65%                       $1,096    $ 133     $  282      $ 1,154     $  145



Residential
Building/Commercial
Building
 Portland Lofts
 Associates L.P.
 Portland, Oregon
99%                        5,463      900        886       9,273        610


Residential Building
 The Cosmopolitan at
 Mears Park, LLC
 St. Paul, Minnesota
50%                        6,780     1,009      6,074         368         -
                         --------   -------  ---------   ---------  --------

Total                   $ 13,339    $2,042   $  7,242    $ 10,795   $   755
                        =========   =======  =========   =========  ========

















     HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
       REAL ESTATE & ACCUMULATED DEPRECIATION HELD DIRECTLY
                       BY INVESTEE ENTITIES
                         DECEMBER 31, 1998
                          (IN THOUSANDS)


                                               Gross Amounts at
                                                 December 31,
                                                1998 (Note 1)

                                           Building
      Description and                         &
    Ownership Percentage      Land         Improve-                Accumulated
                                            ments                  Depreciation
                                           (Note 3)      Total       (Note2)


Residential
Building/Commercial
Building
 402 Julia Street
 Associates L.P.
 New Orleans, Louisiana
65%                          $ 133      $  1,581       $ 1,714      $     356

Residential
Building/Commercial
Building
 Portland Lofts
 Associates L.P.
 Portland, Oregon
99%                            900        10,769        11,669           2,447


Residential Building
 The Cosmopolitan at
 MearsPark, LLC
  St. Paul, Minnesota
50%                          1,009         6,442         7,451             644
                           --------       -------     ---------       ---------



Total                     $  2,042     $ 18,792      $  20,834       $    3,447
                          =========    =========     ==========      ===========














     HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
       REAL ESTATE & ACCUMULATED DEPRECIATION HELD DIRECTLY
                       BY INVESTEE ENTITIES
                         DECEMBER 31, 1998
                          (IN THOUSANDS)



        Description and            Construction
                                       or               Interest     Life
      Ownership Percentage         Rehabilitation       Acquired    (Years)


Residential Building/Commercial
Building
 402 Julia Street Associates L.P.
  New Orleans, Louisiana
65%                                  8/1/89             7/25/89       40


Residential Building/Commercial
Building
 Portland Lofts Associates L.P.
 Portland, Oregon
99%                                 8/31/89             8/8/89        40


Residential Building
 The Cosmopolitan at Mears
 Park, LLC
 St. Paul, Minnesota
50%                                 12/18/89           3/15/96        34










     HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
       REAL ESTATE & ACCUMULATED DEPRECIATION HELD DIRECTLY
                 BY INVESTEE ENTITIES (CONTINUED)
                         DECEMBER 31, 1998
                          (IN THOUSANDS)

Note 1: The aggregate cost of each property on a tax basis net of the reduction due to the rehabilitation tax credit at December 31, 1998, 1997 and 1996 are as follows:
                                1998            1997             1996
                             -----------    -------------    -------------

      Jenkintown,
      Pennsylvania          $      -        $       -        $       -


      New Orleans,
      Louisiana                1,457            1,457            1,457


      Portland, Oregon          4,207            4,207            9,799


      St. Paul, Minnesota      16,638           16,598           21,642
                             -----------    -------------    -------------
                             $ 22,302       $   22,262       $   32,898
                             =========      ===========      ===========


Note 2: The changes in accumulated depreciation for the years ended December 31, 1998, 1997 and 1996 are as follows:
                                1998            1997             1996
                             -----------    -------------    -------------

      Balance at
      beginning of period    $  2,897       $   2,351        $   4,692


      Depreciation  during
      the year                    550             546              620


      Transfer of property          -               -           (2,961)
                             -----------    -------------    -------------

                             $  3,447            2,897            2,351
                             ===========    =============    =============










     HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
       REAL ESTATE & ACCUMULATED DEPRECIATION HELD DIRECTLY
                 BY INVESTEE ENTITIES (CONTINUED)
                         DECEMBER 31, 1998
                          (IN THOUSANDS)


Note 3: The   changes  in  total  costs  of  land, building and  improvements for the years ended  December 31, 1998, 1997 and 1996 are as follows:

                                1998            1997             1996
                             -----------    -------------    -------------


      Balance at
      beginning of period    $ 20,794        $  20,774        $  29,103


      Additional
      improvements                 40               20              109


      Provisions for write
      down of building &
      improvement
      (The Cosmopolitan)            -                -           (8,438)
                            ----------      -----------       -----------

      Balance  at  end  of
      period                 $ 20,834       $   20,794       $   20,774
                             ===========    =============    =============