Form 10-Q
period 1999-03-31
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 1999-05-12
CIK 839614

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                              FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarter ended    March  31, 1999
                or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

45 Broad Street,  Boston,  Massachusetts        02109
(Address of principal executive offices)    (Zip Code)

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

                           MARCH 31, 1999

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

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998


                                     ASSETS
                                                      1999          1998
                                                  -------------  ------------
                                                  (Unaudited)

INVESTMENTS IN INVESTEE ENTITIES
Less reserve for realization of investments       $ 4,147,664   $ 4,074,023
    In Investee entity                             (3,469,267)   (3,469,267)
                                                  -------------  ------------
                                                      678,397       604,756

CASH EQUIVALENTS                                      132,615       170,981
OTHER ASSETS                                           73,350        73,350
                                                  -------------  ------------
                                                  $   884,362    $  849,087
                                                  =============  ============


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
   Accounts payable and accrued expenses          $    17,016    $   38,342
                                                  -------------  ------------

        Total liabilities                              17,016        38,342
                                                  -------------  ------------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY
   Limited Partners' Equity - Units of  Investor
    Limited
      Partnership Interest, $1,000 stated value
      per Unit-Issued and outstanding 26,588
       units                                        1,090,008     1,033,973
   General Partner's Deficit                         (222,662)     (223,228)
                                                  -------------  ------------

        Total partners' equity                        867,346       810,745
                                                  -------------  ------------

                                                  $   884,362    $  849,087
                                                  =============  ============

  The accompanying notes are an integral part of these financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


                                                  1999        1998
                                                ----------  ----------

REVENUE:
   Interest and other income                    $  1,858    $  2,390
                                                ----------  ----------
EXPENSES:
   Operating and administrative                   57,898      51,523
                                                ----------  ----------

LOSS FROM OPERATIONS                            ( 56,040)    (49,133)

EQUITY IN INCOME OF INVESTEE ENTITIES            112,641      67,249
                                                ----------  ----------

NET INCOME                                      $ 56,601      18,116
                                                ==========  ==========

NET INCOME ALLOCATED TO GENERAL PARTNER         $    566    $    181
                                                ==========  ==========

NET INCOME ALLOCATED TO LIMITED PARTNERS        $ 56,035    $ 17,935
                                                ==========  ==========


NET INCOME PER UNIT OF INVESTOR LIMITED
   PARTNERSHIP INTEREST, BASED ON 26,588 UNITS
   ISSUED AND OUTSTANDING                       $   2.11         .67
                                                ==========  ==========


  The accompanying notes are an integral part of these financial statements.

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                 FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND
                      FOR THE YEAR ENDED DECEMBER 31, 1998



                               Units of
                               Investor   Investor
                               Limited     Limited     General
                               PartnershipPartners'   Partner's
                               Interest    Equity      Deficit      Total
                               ---------  ----------  ----------  ----------

BALANCE, December 31,1997        26,588   $974,008   $(223,834)   $ 750,174


   Net Income                         -     59,965         606       60,571
                               ---------  ----------  ----------  ----------


BALANCE, December 31, 1998       26,588  1,033,973    (223,228)     810,745


  Net Income (Unaudited)              -     56,035         566       56,601
                               ---------  ----------  ----------  ----------


BALANCE, March 31, 1999
(Unaudited)                      26,588  $1,090,008  $(222,662)   $ 867,346
                               =========  ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


                                                   1999         1998
                                                -----------  -----------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $  56,601     $ 18,116
   Adjustment to reconcile net income to
    net cash used in operating activities:
      Equity in income in investee entities
       over distributions received                (73,641)     (28,249)
      Decrease in accounts payable and accrued
       expenses                                   (21,326)     (31,896)
                                                -----------  -----------
        Net cash used in operation activities     (38,366)     (42,029)
                                                -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash contributions to investee entity             -      (35,288)
                                                -----------  -----------
        Cash used in investing activities               -      (35,288)
                                                -----------  -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS         (38,366)     (77,317)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD    170,981      175,288
                                                -----------  -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD        $ 132,615    $  97,971
                                                ===========  ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                       $       -    $       -
                                                ===========  ===========

  The accompanying notes are an integral part of these financial statements.

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


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

      The general partner of HPP'89 is Boston Historic Partners Limited Partnership (BHP), a Massachusetts limited partnership. BHP was formed in November 1986 for the purpose of organizing, syndicating and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships). As of March 31, 1999, BHP has established three such partnerships, including HPP'89.

 (2)  Basis of Presentation

      The accompanying unaudited financial statements of HPP'89 have been prepared in accordance with generally accepted accounting principles for interim financial information and generally with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1998 for HPP'89, as filed with the Securities and Exchange Commission.

      Certain   amounts  in  the  1998   Statements  of  Cash  Flows  have  been
      reclassified to conform to the 1999 presentation.

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

      HPP'89's current allocable percentage of operating income and/or losses in the Investee Entities ranges from 50% to 99%. Each of the Investee Entities' agreements is different but, in general, provides for a sharing of management duties and decisions among HPP'89 and the respective local general partners or other managing member, and certain priorities to HPP'89 with respect to return on and return of invested capital. Significant Investee Entity decisions require the approval of both HPP'89 and the local general partners or other managing member. In addition, each Investee Entity has entered into various agreements with its local general partners or member, or their affiliates, to provide development, management and other services, for which the local general partners or other member (or their affiliates), are paid fees by the respective Investee Entity.

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999
                                   (UNAUDITED)


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

      402 Julia Street Associates Limited Partnership (402 Julia) is a Delaware limited partnership formed on July 25, 1989 to acquire, construct, rehabilitate, operate and manage a 19,000 square foot site and the building situated thereon and to rehabilitate the building into 24 residential units and approximately 3,500 net rentable square feet of commercial space located thereon at 402 Julia Street, New Orleans, Louisiana. At March 31, 1999, 402 Julia had leased 100% of its residential units and commercial space.

      HPP'89 originally contributed $775,000 to the capital of 402 Julia and owns a general partnership interest therein. HPP'89's original investment in 402 Julia represented approximately 4% of the aggregate amount which HPP'89 has contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan Building.

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999
                                   (UNAUDITED)


(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

      On September 16, 1993, HPP'89 sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. HPP'89's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale required an initial payment of $100,000, which was received in September 1993, and requires annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. At March 31, 1999, the remaining uncollected payments total $67,500, which are secured by the interest sold to the developer general partner. The sale transaction did not generate any Investment Tax Credit recapture.

      Rehabilitation Tax Credits generated by 402 Julia and previously allocated to HPP'89 Limited Partners totaled $248,796 since inception. As of March 31, 1995, 100% of these credits were fully vested.

      HPP'89 recorded a net income from the 402 Julia Investment of $4,685 and $813 for the three months ended March 31, 1999 and 1998, respectively, as well as amortization of $813 for each of the three months ended March 31, 1999 and 1998.

      Portland  Lofts  Associates  Limited  Partnership  (Portland  Lofts)  is a
      Delaware limited partnership formed on August 8, 1989 to acquire, construct, rehabilitate, operate and manage three buildings containing 89 residential units and 29,250 square feet of ground floor space useable as either commercial space or as home/studio space for artists, located at 555 Northwest Park Avenue in Portland, Oregon. At March 31, 1999, Portland Lofts had leased approximately 92% of its residential apartment units and 95% of the commercial space for a combined occupancy of 93%.

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

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999
                                   (UNAUDITED)


(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

      For the year ended December 31, 1997, Portland Lofts allocated a net loss of $173,710 and paid cash distributions of $156,000 to HPP'89. Generally, under the equity method of accounting, an investment may not be carried below zero. During 1997, HPP'89's investment in Portland Lofts was reduced to zero due to allocated losses and distributions received. Although HPP'89's investment in Portland Lofts has been reduced to zero, Portland Lofts is expected to continue as a going concern and to continue to provide distributions to HPP'89. At December 31, 1998, HPP'89 has cumulative unrecorded losses totaling $90,988 relating to the Portland Lofts investment.

      For the three months ended March 31, 1999, HPP'89 was allocated a net loss of $12,371 from Portland Lofts, thereby increasing the cumulative unrecorded loss relating to the Portland Lofts investment to $103,359 at March 31, 1999.

      For each of the three months ended March 31, 1999 and 1998, HPP'89 received distributions of $39,000, from the Portland Lofts investment and were recorded as equity in income of investee entities.

      The Cosmopolitan at Mears Park, LLC (TCAMP) On December 18, 1989, HPP'89 acquired the Cosmopolitan Building containing 255 residential units and approximately 2,200 square feet of commercial space. The building was renovated, and certain renovation costs qualified for Rehabilitation Tax Credits. HPP'89's investment in The Cosmopolitan Building represented approximately 39% of the aggregate amount which HPP'89 originally contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan Building. For the three months ended March 31, 1999, the economic occupancy of TCAMP was 97%.

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

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999
                                   (UNAUDITED)


(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

      Distributions from TCAMP to HPP'89 and the other member are subject to the order of distributions as specified in the Operating Agreement of TCAMP. Until the other member's original $650,000 capital contribution had been repaid in full, to the extent that the Partnership accumulates from whatever sources operating reserve amounts greater than $140,000 at the end of any fiscal year, the Partnership was required to contribute such excess within thirty days of the end of such fiscal year to TCAMP as additional capital contributions to be distributed by TCAMP to its other member as a return of its original capital contribution.

      On February 27, 1998, HPP'89 contributed to TCAMP $35,288, representing operating reserves in excess of $140,000 at December 31, 1997. The funds were then distributed from TCAMP to its other member as a return of its original capital contribution. As of December 31, 1997, the outstanding balance of the other member's unreturned original $650,000 capital contribution was $223,773. On May 18, 1998, the other member's original $650,000 capital contribution was reduced to zero, thereby eliminating any future requirements for HPP'89 to make additional capital contributions to TCAMP.

      As a result of the contribution of the Cosmopolitan to TCAMP for a 50% ownership interest in TCAMP, HPP'89 no longer has operations directly related to real estate activity. As of March 15, 1996 (the date of contribution), the Partnership accounts for its investment in TCAMP under the equity method of accounting.

      HPP'89 recorded net income of $69,767 and $28,249 for the three months ended March 31, 1999 and 1998, respectively, from the TCAMP Investment.

      HPP'89's investments in the Investee Entities at March 31, 1999 and December 31, 1998 are summarized as follows:

      Cumulative:                             1999           1998
                                        ------------   -------------
                                                          (Audited)
      Investments and advances
       made in cash                    $   4,880,288    $  4,880,288
      Evaluation and acquisition costs       835,709         835,709
      Interest capitalization and
       other costs                            39,615          39,615
      Net equity in loss of Investee
       Entities                             (765,587)       (879,041)
      Reserves for realization of
       investments                        (3,469,267)     (3,469,267)
      Amortization of certain costs          (50,541)        (49,728)
      Distributions received from
       Investee Entities                    (550,200)       (511,200)
      Sale of one third interest of
       Investee Entity                      (241,620)       (241,620)
                                         -------------   -------------

                                        $    678,397    $    604,756
                                        ============    =============

      The above summary of HPP'89's investments in Investee Entities does not include its investment in Jenkins Court.

      The equity in income of Investee Entities reflected in the accompanying statements of operations included income of $113,454, and $68,062 for the three months ended March 31, 1999 and 1998, respectively, and amortization of certain costs of $813, for each of the three months ended March 31, 1999 and 1998, respectively.

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999
                                   (UNAUDITED)


(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

      Summary combined balance sheets of the Investee Entities as of March 31, 1999 and December 31, 1998, and summary combined statements of operations for the three months ended March 31, 1999 and 1998 are as follows:


                             COMBINED BALANCE SHEETS
                                     ASSETS

                                                  1999           1998
                                               ------------  ------------
                                                                       (Audited)
      Buildings and improvements,  (net
       of accumulated depreciation;
       $3,583,475, 1999; $3,446,938,
       1998)                                  $ 15,214,466   $ 15,344,965
      Land                                       2,041,326      2,041,326
      Other assets (net of  accumulated
       amortization;$141,791, 1999;
       $123,795, 1998)                             678,609        600,899
      Cash and cash equivalents                    415,274        287,348
                                                ------------  ------------

               Total assets                   $ 18,349,675   $ 18,274,538
                                              =============  ============


                        LIABILITIES AND PARTNERS' EQUITY

                                                    1999          1998
                                                ------------ ------------
      Liabilities:
        Mortgage and notes payable            $ 13,293,892   $ 13,339,188
        Other liabilities                          765,601        726,135
                                               ------------  ------------
        Total liabilities                       14,059,493     14,065,323
                                               ------------  ------------

      Partners' equity:
        HPP'89                                   3,324,618      3,311,062
        Other partners                             965,564        898,153
                                              ------------   ------------
        Total partners' equity                   4,290,182      4,209,215
                                              ------------   ------------

               Total liabilities and
                  partners' equity           $ 18,349,675    $ 18,274,538
                                              ============   ============

                 Members' equity in TCAMP has been classified as partners' equity in the combined balance sheets.

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999
                                   (UNAUDITED)


(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)


                        COMBINED STATEMENTS OF OPERATIONS

                                              1999          1998
                                           ------------  -----------

  Revenue:
        Rental revenue                    $ 1,000,770     $ 924,711
        Interest and other income              35,437        41,657
                                          -----------     ----------
                                            1,036,207       966,368
                                           ------------  -----------
   Expenses:
      Interest expense                        303,806       315,157
      Depreciation and amortization           149,185       149,061
      Operating expenses                      458,624       439,983
                                           ------------  -----------
                                              911,615       904,201
                                           ------------  -----------

  Net income                              $   124,592    $   62,167
                                          ============  ===========
  Net income allocated to HPP'89          $    52,556    $   33,441
                                           ============  ===========
  Net income allocated to other partners  $    72,036    $   28,726
                                           ============  ===========

 (4)  Transactions With Related Parties and Commitments

      On October 1, 1995, HPP'89 engaged Claremont Management Corporation (CMC), a Massachusetts corporation previously unaffiliated and a related party as of March 15, 1996 through ownership by a member of TCAMP, to provide asset management, accounting and investor services. CMC provided such services for an annual management fee of $67,200 plus reimbursement of all its costs of providing these services. The contract with CMC expired June 30, 1998. For the three months ended March 31, 1998, CMC was reimbursed $26,038, for operating costs.

      Effective July 1, 1998, HPP'89 engaged Gunn Financial, Inc. (GFI), an unaffiliated Massachusetts corporation, to provide accounting, asset management and investor services. GFI provides such services for an annual management fee of $63,000 plus reimbursement of all its costs of providing these services. The agreement expires on the earlier of June 30, 2006 or liquidation of the Partnership, as defined. For the three months ended March 31, 1999, GFI was reimbursed $33,206 for operating costs.

 (5)  Fair Value of Financial Instruments

      The fair values of cash equivalents and accounts payable and accrued expenses at March 31, 1999 and December 31, 1998 approximate their carrying amounts due to their short maturities.

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1999

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

The Cosmopolitan is a 255 unit residential property located in St. Paul, Minnesota. On March 15, 1996, HPP'89 entered into a series of transactions to settle and pay in full the outstanding mortgage note on the Cosmopolitan. Effective that date, HPP'89 contributed the Cosmopolitan, and certain other assets and liabilities, to The Cosmopolitan at Mears Park, LLC (TCAMP) for a 50% ownership interest in TCAMP. Concurrently, another member contributed $650,000 cash to TCAMP for a 50% ownership interest in TCAMP. Simultaneously, TCAMP issued a mortgage note in the amount of $7,000,000 the proceeds of which along with the $650,000 contributed cash, were used to settle in full HPP'89's mortgage note payable related to the Cosmopolitan Building. TCAMP's mortgage bears interest at 9.14%: amortizes over a 25 year schedule and requires monthly payments of principal, interest, real estate tax and replacement reserve deposits totaling $92,735; the mortgage matures in March 2003, at which time all unpaid principal and accrued interest is due.

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

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                 MARCH 31, 1999


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

402 Julia is a mix-use property located in New Orleans, Louisiana with 24 residential units and 3,500 square feet of commercial space. On September 16, 1993, HPP'89 sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. HPP'89's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale required an initial payment of $100,000, which was received in September 1993, and requires annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. On July 17, 1998, 402 Julia refinanced its mortgage debt by issuing a promissory note to a new lender in the amount of $1,000,000 bearing interest at 6.69%, amortizing over 30 years and maturing in August 2008, at which time all unpaid interest and principal is due. The mortgage note requires monthly payments of principal and interest and escrow deposits (real estate and insurance) in the aggregate amount of $7,091 and $1,312, respectively.

The short-term liquidity of the Investee Entities, with the exception of Jenkins Court, depends on their ability to generate sufficient rental income to fund operating expenses and debt service requirements. TCAMP, Portland Lofts and 402 Julia have stabilized operations and, after considering the effects of TCAMP's, Portland Lofts' and 402 Julia's recent respective refinancings, are expected to generate cash flow. For each of the three months ended March 31, 1999 and 1998, the Partnership received distributions from Portland Lofts of $39,000, respectively.

As of March 31, 1999, the Partnership had $132,615 of total cash. HPP'89's cash is used primarily to fund general and administrative expenses of managing the public fund. The Partnership's only source of short term liquidity is from distributions received from Investee Entities and the proceeds from the previous sale of a partial interest in 402 Julia. The Partnership expects to fund its expenses with cash flow distributions from Portland Lofts and TCAMP.

Distributions from TCAMP to the Partnership and the other member of TCAMP are subject to the order of distributions as specified in the operating agreement of TCAMP. Until the other member's original $650,000 capital contribution had been reduced to zero, to the extent that the Partnership accumulates from whatever sources operating reserve amounts greater than $140,000 at the end of any fiscal year, the Partnership was required to contribute such excess within thirty days of the end of such fiscal year to TCAMP as additional capital contributions to be distributed by TCAMP to its other member as a return of its original capital contribution.

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

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULT OF OPERATIONS (CONTINUED)
                                 MARCH 31, 1999


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

As of March 31, 1999, 402 Julia leased 100% of its residential units and commercial space. 402 Julia has benefited from a relatively strong New Orleans market and continues to record stable operations. 402 Julia rents units to residential tenants, half of which are under short-term operating leases with the remaining rented under month-to-month arrangements. For the three months ended March 31, 1999, 402 Julia recorded net income of approximately $7,200 of which included depreciation and amortization of approximately $11,000.

At March 31, 1999, Portland Lofts had leased approximately 92% of its residential apartment units and 95% of the commercial space for a combined occupancy of 93%. Portland Lofts rents space to residential tenants principally under month-to-month arrangements and to commercial tenants under operating leases of varying terms expiring through 2004. As of March 31, 1999, the Partnership had entered into seventeen commercial leases. The Partnership's largest commercial tenant occupancies 23% of the commercial space at March 31, 1999, representing only 5.8% of the total square feet of the property. For the three months ended March 31, 1999, Portland Lofts recorded a net loss of approximately $22,100 of which included depreciation and amortization of approximately $71,400.

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

For the three months ended March 31, 1999, TCAMP had an economic occupancy of 97%. For the three months ended March 31, 1999, TCAMP recorded net income of approximately $139,500, which included depreciation and amortization expense of approximately $66,800.

In 1990, the Partnership fully reserved against its investment in Portland Lofts, due to the substantial doubt it would continue as a going concern. Due to the debt settlement and refinancing completed in June 1996, Portland Lofts is expected to continue as a going concern.

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                 MARCH 31, 1999


For the year ended December 31, 1997, Portland Lofts allocated a net loss of $173,710 and cash distributions of $156,000 to HPP'89. Generally, under the equity method of accounting, an investment may not be carried below zero. During 1997, HPP'89's investment in Portland Lofts was reduced to zero due to allocation of losses and distributions received. Accordingly, HPP'89 had cumulative unrecorded losses at December 31, 1998 of $90,987. For the three months ended March 31, 1999, HPP'89 recognized a net loss of $21,898, increasing unrecorded losses from the Portland Lofts investment to $112,885 as of March 31, 1999. Distributions received from Portland Lofts for each of the three months ended March 31, 1999 and 1998 totaled $39,000 and were recorded as equity income of investee entities. Although HPP'89's investment in Portland Lofts has been reduced to zero, Portland Lofts is expected to continue as a going concern and to continue to provide distributions to HPP'89.

The Partnership recorded net income, under generally accepted accounting principles, of $56,602 for the three months ended March 31, 1999, compared to net income of $18,116 for the three months ended March 31, 1998. This increase in net income is primarily attributable to the increase in equity in income of investee entities approximately $45,000 offset by an increase of approximately $6,000 in operating and administrative expenses. The increase in equity in income of investee entities is due to the operating activity from TCAMP and 402 Julia. HPP'89's allocated net income from TCAMP increase by approximately $41,000, for the three months ended March 31, 1999 as compared to the same period in 1998, primarily due to increased revenue, as a result of increased rental income rates. HPP'89's allocated net income from 402 Julia increased by approximately $4,000 for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998, due to a decrease in interest expense, as a result of the refinancing in July 1998. Operating and administrative expenses increased for the three months ended March 31, 1999 compared to the three months ended March 31, 1998, mainly due to increased costs in printing, as well as, audit and tax preparation expenses.

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

Year 2000 Issues

The Partnership and its Investee Entities have analyzed the effect of the Year 2000 on their respective financial and computer systems and have incorporated and/or expect to have incorporated the necessary modifications to avert any negative consequences. The Partnership does not anticipate Year 2000 issues to have any material effect on its operations or the operations of the Investee Entities, or incur substantial costs to address Year 2000 issues.


           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           PART II - OTHER INFORMATION
                                 MARCH 31, 1999


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

                      HISTORIC PRESERVATION PROPERTIES 1989
                        LIMITED PARTNERSHIP

                        By: Boston Historic Partners Limited Partnership General Partner

                             By:  Portfolio Advisory Services, Inc.
                                 General Partner

Date:  May 1, 1999                By:  /s/Terrence P. Sullivan
                                       Terrence P. Sullivan,
                                       President

                             and


Date:  May 1, 1999           By:  /s/ Terrence P. Sullivan
                                  Terrence P. Sullivan,
                                 General Partner