Form 10-Q
period 1999-06-30
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 1999-08-16
CIK 839614

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                              FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarter ended    June 30, 1999
                      ----------------------------------------
                or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                            JUNE 30, 1999

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

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998


                                     ASSETS
                                                      1999          1998
                                                  -------------  ------------
                                                  (Unaudited)

INVESTMENTS IN INVESTEE ENTITIES                $   4,216,038   $ 4,074,023
   Less reserve for realization of investments
    in investee entity                             (3,469,267)   (3,469,267)
                                                -------------   -----------
                                                      746,771       604,756

CASH EQUIVALENTS                                      127,725       170,981
OTHER ASSETS                                           73,350        73,350
                                                -------------   -----------
                                                $     947,846    $  849,087
                                                =============    ==========


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
   Accounts payable and accrued expenses          $    29,724    $  38,342
                                                  -------------  ------------
        Total liabilities                              29,724       38,342
                                                  -------------  ------------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY
   Limited Partners' Equity - Units of  Investor
     Limited Partnership Interest, $1,000 stated
     value per Unit-Issued and outstanding 26,588
     units                                          1,140,276    1,033,973
   General Partner's Deficit                         (222,154)    (223,228)
                                                  -------------  ------------

        Total partners' equity                        918,122      810,745
                                                  -------------  ------------

                                                 $    947,846    $ 849,087
                                                  =============  ============



  The accompanying notes are an integral part of these financial statements.

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
              AND FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)



                                    Three Months              Six Months
                                   Ended June 30,           Ended June 30,
                                ---------------------  ----------------------
                                  1999       1998        1999        1998
                                ---------  ----------  ----------  ----------

REVENUES:
      Interest and other income $ 1,294  $      820    $  3,152    $  3,210
                                ---------  ----------  ----------  ----------

EXPENSES:
   Operating and administrative  57,892      50,494     115,790     102,017
                                ---------  ----------  ----------  ----------

LOSS FROM OPERATIONS            (56,598)    (49,674)   (112,638)    (98,807)

EQUITY IN INCOME OF
     INVESTEE ENTITIES          107,374      68,617     220,015     135,866
                                ---------  ----------  ----------  ----------
NET INCOME                      $50,776    $ 18,943    $107,377    $ 37,059
                                =========  ==========  ==========  ==========
NET INCOME ALLOCATED
     TO GENERAL PARTNER         $   508    $    189    $  1,074    $    371
                                ========= ==========   =========  ==========

NET INCOME ALLOCATED
   TO LIMITED PARTNERS          $50,268    $ 18,754    $106,303    $ 36,688
                                ========== ==========   =========  ==========

NET INCOME PER UNIT OF
   INVESTOR LIMITED PARTNERSHIP
   INTEREST,  BASED  ON  26,588
   UNITS ISSUED AND OUTSTANDING $  1.89    $    .71    $   4.00    $   1.38
                                =========  ==========  ==========  ==========




  The accompanying notes are an integral part of these financial statements.

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                  FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND
                        THE YEAR ENDED DECEMBER 31, 1998






                         Units of
                         Investor   Investor
                         Limited     Limited     General
                         PartnershipPartners'   Partner's
                         Interest    Equity      Deficit       Total
                         ---------  ----------  ----------  ------------

BALANCE, December 31,      26,588   $  974,008  $ (223,834) $   750,174
1997

   Net income                   -       59,965         606       60,571
                         ---------  ----------  ----------  ------------

BALANCE, December 31,
1998                       26,588    1,033,973    (223,228)     810,745

  Net income (Unaudited)        -      106,303       1,074      107,377
                         ---------  ----------  ----------  ------------

BALANCE, June 30, 1999
   (Unaudited)             26,588   $1,140,276  $ (222,154) $   918,122
                         =========  ==========  ==========  ============





  The accompanying notes are an integral part of these financial statements.

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)



                                                1999         1998
                                             ------------ ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                 $  107,377    $  37,059
  Adjustments to reconcile net income to
    net cash use in operating activities:
      Equity in income in investee entities    (220,015)    (135,866)
      Distributions from investee entity         78,000       78,000
      Decrease in accounts payable and
         accrued expenses                        (8,618)     (20,387)
                                             ------------ ------------
        Net cash used in operating              (43,256)     (41,194)
          activities                         ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash contributions to investee entity           -      (35,288)
                                             ------------ ------------
        Cash used in investing activities             -      (35,288)
                                             ------------ ------------

NET DECREASE IN CASH                            (43,256)     (76,482)

CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                          170,981      175,288
                                             ------------ ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD     $  127,725   $   98,806
                                             ============ ============



  The accompanying notes are an integral part of these financial statements.

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                            NOTES TO FINANCIAL STATEMENTS
                                    JUNE 30, 1999
                                     (UNAUDITED)


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

      The general partner of HPP'89 is Boston Historic Partners Limited Partnership (BHP), a Massachusetts limited partnership. BHP was formed in November 1986 for the purpose of organizing, syndicating and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships). As of June 30, 1999, BHP has established three such partnerships, including HPP'89.

 (2)  Basis of Presentation

      The accompanying unaudited financial statements of HPP'89 have been prepared in accordance with generally accepted accounting principles for interim financial information and generally with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1998 for HPP'89, as filed with the Securities and Exchange Commission.

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

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1999
                                   (UNAUDITED)


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

      Although Jenkins Court no longer owns investment property or has property operations after August 31, 1995, the Jenkins Court partnership will remain in existence until the resolution of certain partnership assets and liabilities. Partnership assets include approximately $312,000 of unsecured receivables from the developer and its affiliates which have been fully reserved for at June 30, 1999 and December 31, 1998;
      partnership liabilities include approximately $94,000 of trade payables which have been fully reserved for at June 30, 1999 and December 31, 1998 since HPP'89 does not believe such amount will be recourse to HPP'89, as well as a $250,000 default loan and accrued interest thereon which had been provided by HPP'89 and secured by the developer's interest in an unaffiliated limited partnership.

      402 Julia Street Associates Limited Partnership (402 Julia) is a Delaware limited partnership formed on July 25, 1989 to acquire, construct, rehabilitate, operate and manage a 19,000 square foot site and the building situated thereon and to rehabilitate the building into 24 residential units and approximately 3,500 net rentable square feet of commercial space located thereon at 402 Julia Street, New Orleans, Louisiana. At June 30, 1999, 402 Julia had leased 87% of its residential units and 100% of the commercial space for a combined occupancy of 90%.

      HPP'89 originally contributed $775,000 to the capital of 402 Julia and owns a general partnership interest therein. HPP'89's original investment in 402 Julia represented approximately 4% of the aggregate amount which HPP'89 has contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan Building.

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1999
                                   (UNAUDITED)


(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

      On September 16, 1993, HPP'89 sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. HPP'89's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale required an initial payment of $100,000, which was received in September 1993, and requires annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. At June 30, 1999, the remaining uncollected payments total $67,500, which are secured by the interest sold to the developer general partner. The sale transaction did not generate any Investment Tax Credit recapture.

      Rehabilitation Tax Credits generated by 402 Julia and previously allocated to HPP'89 Limited Partners totaled $248,796 since inception. As of March 31, 1995, 100% of these credits were fully vested.

      HPP'89 recorded a net income from the 402 Julia Investment of $9,267 for the six months ended June 30, 1999 and a net loss of $6,228 for the six months ended June 30, 1998, as well as amortization of $1,626 for each of the six months ended June 30, 1999 and 1998.

      Portland  Lofts  Associates  Limited  Partnership  (Portland  Lofts)  is a
      Delaware limited partnership formed on August 8, 1989 to acquire, construct, rehabilitate, operate and manage three buildings containing 89 residential units and 29,250 square feet of ground floor space useable as either commercial space or as home/studio space for artists, located at 555 Northwest Park Avenue in Portland, Oregon. At June 30, 1999, Portland Lofts had leased approximately 90% of its residential apartment units and 100% of the commercial space for a combined occupancy of 92%.

      HPP'89 contributed $3,820,000 through June 30, 1999 to the capital of Portland Lofts and owns a general partnership interest therein. HPP'89's investment in Portland Lofts represents approximately 21% of the aggregate amount which HPP'89 originally contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan Building.

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

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1999
                                   (UNAUDITED)


(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

      For the year ended December 31, 1997, Portland Lofts allocated a net loss of $173,710 and paid cash distributions of $156,000 to HPP'89. Generally, under the equity method of accounting, an investment may not be carried below zero. During 1997, HPP'89's investment in Portland Lofts was reduced to zero due to allocated losses and distributions received. Although HPP'89's investment in Portland Lofts has been reduced to zero, Portland Lofts is expected to continue as a going concern and to continue to provide distributions to HPP'89. At December 31, 1998, HPP'89 had cumulative unrecorded losses totaling $90,987 relating to the Portland Lofts investment.

      For the six months ended June 30, 1999, HPP'89 was allocated a net loss of $12,228 from Portland Lofts, thereby increasing the cumulative unrecorded loss relating to the Portland Lofts investment to $103,215 at June 30, 1999.

      For each of the six months ended June 30, 1999 and 1998, HPP'89 received distributions of $78,000, from the Portland Lofts investment and were recorded as equity in income of investee entities.

      The Cosmopolitan at Mears Park, LLC (TCAMP) On December 18, 1989, HPP'89 acquired the Cosmopolitan Building containing 255 residential units and approximately 2,200 square feet of commercial space. The building was renovated, and certain renovation costs qualified for Rehabilitation Tax Credits. HPP'89's investment in The Cosmopolitan Building represented approximately 39% of the aggregate amount which HPP'89 originally contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan Building. For the six months ended June 30, 1999, the economic occupancy of TCAMP was 96%.

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

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1999
                                   (UNAUDITED)


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

      HPP'89 recorded net income of $134,375 and $65,720 for the six months ended June 30, 1999 and 1998, respectively, from the TCAMP Investment.

      HPP'89's investments in the Investee Entities at June 30, 1999, and December 31, 1998 are summarized as follows:

      Cumulative:                             1999           1998
                                          ------------   -------------
                                                           (Audited)
      Investments   and   advances
       made in cash                     $   4,880,288     $ 4,880,288
      Evaluation and acquisition costs        835,709         835,709
      Interest    capitalization    and
       other costs                             39,615          39,615
      Net  equity in loss of  Investee
      Entities                               (657,400)       (879,041)
      Reserves  for   realization   of
       investments                         (3,469,267)     (3,469,267)
      Amortization of certain costs           (51,354)        (49,728)
      Distributions    received   from
       Investee Entities                     (589,200)       (511,200)
      Sale of one  third  interest  of
       Investee Entity                       (241,620)       (241,620)
                                        -------------   -------------

                                        $     746,771   $     604,756
                                        =============   =============

      The above summary of HPP'89's investments in Investee Entities does not include its investment in Jenkins Court.

      The equity in income of Investee Entities reflected in the accompanying statements of operations included income of $221,641, and $137,492 for the six months ended June 30, 1999 and 1998, respectively, and amortization of certain costs of $1,626, for each of the six months ended June 30, 1999 and 1998, respectively.

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1999
                                   (UNAUDITED)


(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

      Summary combined balance sheets of the Investee Entities as of June 30, 1999 and December 31, 1998, and summary combined statements of operations for the six months ended June 30, 1999 and 1998 are as follows:

                             COMBINED BALANCE SHEETS
                                     ASSETS

                                                    1999            1998
                                                  ------------  ------------
                                                                 (Audited)
      Buildings and improvements,  (net
       of accumulated depreciation;
       $3,720,011,1999; $3,446,938, 1998)       $ 15,102,333    $ 15,344,965
      Land                                         2,041,326       2,041,326
      Other assets (net of  accumulated
      amortization;$154,440,1999;$123,795,
      1998)                                          570,567         600,899
      Cash and cash equivalents                      562,992         287,348
                                                ------------    ------------
                     Total assets               $ 18,277,218    $ 18,274,538
                                                ============    ============


                        LIABILITIES AND PARTNERS' EQUITY

                                                      1999          1998
                                                  ------------    -----------
      Liabilities:
       Mortgage and notes payable               $ 13,247,579    $ 13,339,188
       Other liabilities                             627,843         726,135
                                                ------------    ------------
       Total liabilities                          13,875,422      14,065,323
                                                ------------    ------------
       Partners' equity:
         HPP'89                                    3,364,477       3,311,062
         Other partners                            1,037,319         898,153
                                                ------------    ------------
         Total partners' equity                    4,401,796       4,209,215
                                                ------------    ------------
          Total   liabilities and
           partners' equity                     $ 18,277,218    $ 18,274,538
                                                ============    ============

      Members' equity in TCAMP has been classified as partners' equity in the combined balance sheets.

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1999
                                   (UNAUDITED)


(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)


                        COMBINED STATEMENTS OF OPERATIONS

                                                    1999         1998
                                                -----------  ------------

      Revenue:
            Rental revenue                     $ 2,008,932    $1,888,496
            Interest and other income               75,595        73,870
                                               -----------    ----------
                                                 2,084,527     1,962,366
                                               -----------    ----------

      Expenses:
          Interest expense                         606,426       630,137
          Depreciation and amortization            298,370       298,120
          Operating expenses                       909,149       897,043
                                               -----------    ----------
                                                 1,813,945     1,825,300
                                               -----------    ----------
      Net income                               $   270,582    $  137,066
                                               ===========    ==========
      Net income allocated to HPP'89           $   131,412    $   74,501
                                               ===========    ==========
      Net   income   allocated   to  other
      partners                                 $  139,170     $   62,565
                                              ===========     ==========

 (4)  Commitments

      On October 1, 1995, HPP'89 engaged Claremont Management Corporation (CMC), a Massachusetts corporation previously unaffiliated and a related party as of March 15, 1996 through ownership by a member of TCAMP, to provide asset management, accounting and investor services. CMC provided such services for an annual management fee of $67,200 plus reimbursement of all its costs of providing these services. The contract with CMC expired June 30, 1998. For the six months ended June 30, 1998, CMC was reimbursed $50,716, for operating costs.

      Effective July 1, 1998, HPP'89 engaged Gunn Financial, Inc. (GFI), an unaffiliated Massachusetts corporation, to provide accounting, asset management and investor services. GFI provides such services for an annual management fee of $63,000 plus reimbursement of all its costs of providing these services. The agreement expires on the earlier of June 30, 2006 or liquidation of the Partnership, as defined. For the six months ended June 30, 1999, GFI was reimbursed $61,824 for operating costs.

 (5)  Fair Value of Financial Instruments

      The fair values of cash equivalents and accounts payable and accrued expenses at June 30, 1999 and December 31, 1998 approximate their carrying amounts due to their short maturities.

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 1999

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

Portland Lofts is a mix-use property located in Portland, Oregon with 89 residential units and 29,250 square feet of commercial space. In May 1996, Portland Lofts reached a settlement agreement with the holder of its mortgage note and an unsecured note. According to the Settlement Agreement, Portland Lofts was allowed until July 31, 1996, to pay $5,400,000 to the holder in full satisfaction of both the mortgage note and an unsecured note.

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                  JUNE 30, 1999


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

The short-term liquidity of the Investee Entities, with the exception of Jenkins Court, depends on their ability to generate sufficient rental income to fund operating expenses and debt service requirements. TCAMP, Portland Lofts and 402 Julia have stabilized operations and, after considering the effects of TCAMP's, Portland Lofts' and 402 Julia's recent respective refinancings, are expected to generate cash flow. For each of the six months ended June 30, 1999 and 1998, the Partnership received distributions from Portland Lofts of $78,000, respectively.

As of June 30, 1999, the Partnership had $127,725 of total cash. HPP'89's cash is used primarily to fund general and administrative expenses of managing the public fund. The Partnership's only source of short term liquidity is from distributions received from Investee Entities and the proceeds from the previous sale of a partial interest in 402 Julia. The Partnership expects to fund its expenses with cash flow distributions from Portland Lofts and TCAMP.

Distributions from TCAMP to the Partnership and the other member of TCAMP are subject to the order of distributions as specified in the operating agreement of TCAMP. Until the other member's original $650,000 capital contribution had been reduced to zero, to the extent that the Partnership accumulated from whatever sources operating reserve amounts greater than $140,000 at the end of any fiscal year, the Partnership was required to contribute such excess within thirty days of the end of such fiscal year to TCAMP as additional capital contributions to be distributed by TCAMP to its other member as a return of its original capital contribution.

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

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULT OF OPERATIONS (CONTINUED)
                                  JUNE 30, 1999


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

As of June 30, 1999, 402 Julia leased 87% of its residential units and 100% of the commercial space for a combined occupancy of 90%. 402 Julia has benefited from a relatively strong New Orleans market and continues to record stable operations. 402 Julia rents units to residential tenants, half of which are under short-term operating leases with the remaining rented under month-to-month arrangements. For the six months ended June 30, 1999, 402 Julia recorded net income of approximately $14,184 of which included depreciation and amortization of approximately $21,916.

At June 30, 1999, Portland Lofts had leased approximately 90% of its residential apartment units and 100% of the commercial space for a combined occupancy of 92%. Portland Lofts rents space to residential tenants principally under month-to-month arrangements and to commercial tenants under operating leases of varying terms expiring through 2004. As of June 30, 1999, the Partnership had entered into eighteen commercial leases. The Partnership's largest commercial tenant occupancies 23% of the commercial space at June 30, 1999, representing only 5.8% of the total square feet of the property. For the six months ended June 30, 1999, Portland Lofts recorded a net loss of approximately $12,352 of which included depreciation and amortization of approximately $142,888.

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

For the six months ended June 30, 1999, TCAMP had an economic occupancy of 96%. For the six months ended June 30, 1999, TCAMP recorded net income of approximately $268,750, which included depreciation and amortization expense of approximately $133,566.

In 1990, the Partnership fully reserved against its investment in Portland Lofts, due to the substantial doubt it would continue as a going concern. Due to the debt settlement and refinancing completed in June 1996, Portland Lofts is expected to continue as a going concern.

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                  JUNE 30, 1999


For the year ended December 31, 1997, Portland Lofts allocated a net loss of $173,710 and cash distributions of $156,000 to HPP'89. Generally, under the equity method of accounting, an investment may not be carried below zero. During 1997, HPP'89's investment in Portland Lofts was reduced to zero due to allocation of losses and distributions received. Accordingly, HPP'89 had cumulative unrecorded losses at December 31, 1998 of $90,987. For the six months ended June 30, 1999, HPP'89 recognized a net loss of $12,228, increasing unrecorded losses from the Portland Lofts investment to $103,215 as of June 30, 1999. Distributions received from Portland Lofts for each of the six months ended June 30, 1999 and 1998 totaled $78,000 and were recorded as equity income of investee entities. Although HPP'89's investment in Portland Lofts has been reduced to zero, Portland Lofts is expected to continue as a going concern and to continue to provide distributions to HPP'89.

 The Partnership recorded net income, under generally accepted accounting principles, of $50,776 for the three months ended June 30, 1999, compared to net income of $18,943 for the three months ended June 30, 1998. The increase in net income is primarily attributable to the increase in equity in income of investee entities of approximately $39,000 offset by an increase in operating and administrative expenses of approximately $7,000. The increase in equity in income of investee entities is due to the operating activities from TCAMP and 402 Julia. HPP'89's allocated net income from TCAMP increased by approximately $27,000 for the three months ended June 30, 1999 compared to the same period in 1998. TCAMP's net income increased due to an increase in rental income, as a result of higher apartment rental rates and a decrease in real estate tax expense. TCAMP's average apartment rental rate increased approximately 7% in the three months ended June 30, 1999 compared to the same period in 1998. HPP'89's allocated net income from 402 Julia increased approximately $12,000, for the three months ended June 30, 1999 compared to the same period in 1998, due to decreases in professional fees and interest expense. Professional fees and interest expense of 402 Julia both decreased as a result of the refinancing of the property's mortgage in July 1998. Operating and administrative expenses of the Partnership increased in the three months ended June 30, 1999 compared to the same period in 1998, due to increased costs for audit and tax preparation.

 The Partnership recorded net income, under generally accepted accounting principles, of $107,377 for the six months ended June 30, 1999 compared to net income of $37,059 for the six months ended June 30, 1998. The increase in net income is primarily attributable to the increase in equity in income of investee entities of approximately $84,000 offset by an increase in operating and administrative expenses of approximately $14,000. The increase in equity in income of investee entities is due to the operating activities from TCAMP and 402 Julia. HPP'89's allocated net income from TCAMP increased by approximately $69,000 for the six months ended June 30, 1999 compared to the same period in 1998, due to increases in apartment and furniture rental income and a decrease in real estate tax expense. TCAMP's average apartment rental rate increased by approximately 8% in the six months ended June 30, 1999 compared to the six months ended June 30, 1998. HPP'89's allocated net income from 402 Julia increased approximately $15,000 for the six months ended June 30, 1999 compared to the same period in 1998, as a result of decreases in interest and professional fee expenses. Interest and professional fee expenses of 402 Julia decreased as a result of the refinancing of property's mortgage in July 1998. Operating and administrative expenses of the Partnership increased in the six months ended June 30, 1999 compared to the same period in 1998, as a result of increased costs for audit, tax preparation and printing expenses.

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

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                  JUNE 30, 1999


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

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           PART II - OTHER INFORMATION
                                  JUNE 30, 1999


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

                        HISTORIC PRESERVATION PROPERTIES 1989
                        LIMITED PARTNERSHIP

                        By: Boston Historic Partners Limited Partnership General Partner

                             By: Portfolio Advisory Services, Inc.
                                 General Partner

Date:  August 1, 1999            By:   /s/ Terrence P. Sullivan
                                       Terrence P. Sullivan,
                                       President

                             and


Date:  August 1, 1999        By:  /s/ Terrence P. Sullivan
                                  Terrence P. Sullivan,
                                  General Partner