Form 10-Q
period 1999-09-30
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 1999-11-15
CIK 839614

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                              FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For      the      quarter      ended       September      30,
1999
                or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                         SEPTEMBER 30, 1999

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

     HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                          BALANCE SHEETS
             SEPTEMBER 30, 1999 AND DECEMBER 31, 1998


                              ASSETS
                                                      1999          1998
                                                  -------------  ------------
                                                  (Unaudited)

INVESTMENTS IN INVESTEE ENTITIES                 $  4,266,399    $ 4,074,023
Less reserve for realization of investments
    in investee entity                             (3,469,267)    (3,469,267)
                                                  -------------  ------------
                                                      797,132        604,756

CASH EQUIVALENTS                                      231,559        170,981
OTHER ASSETS                                           67,500         73,350
                                                  -------------  ------------
                                                 $  1,096,191     $  849,087
                                                  =============  ============


                      LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
   Accounts payable and accrued expenses          $   34,028    $     38,342
                                                  -------------  ------------
        Total liabilities                             34,028          38,342
                                                  -------------  ------------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY
   Limited Partners' Equity - Units of  Investor
      Limited Partnership Interest, $1,000
      stated value per Unit-Issued and
      outstanding 26,588 units                      1,282,877      1,033,973
   General Partner's Deficit                         (220,714)      (223,228)
                                                  -------------  ------------
        Total partners' equity                      1,062,163        810,745
                                                  -------------  ------------
                                                 $  1,096,191    $   849,087
                                                  =============  ============













  The accompanying notes are an integral part of these financial statements.

     HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                     STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
     AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                            (UNAUDITED)



                                    Three Months            Nine Months
                                 Ended September 30,    Ended September 30,
                                ---------------------  ----------------------
                                  1999       1998        1999        1998
                                ---------  ----------  ----------  ----------

REVENUES:
   Interest and other income   $ 115,047   $  1,903    $118,199   $   5,113
                               ----------  ---------   ----------  ----------

EXPENSES:
   Operating and administrative   60,367     55,233     176,157     157,250
                                ---------  ----------  ----------  ----------

INCOME (LOSS) FROM OPERATIONS     54,680    (53,330)    (57,958)   (152,137)

EQUITY IN INCOME OF
  INVESTEE ENTITIES               89,361     54,416     309,376     190,282
                                ---------  ----------  ----------  ----------

NET INCOME                      $144,041      1,086     251,418      38,145
                                =========  ==========   =========  ==========

NET INCOME ALLOCATED
  TO GENERAL PARTNER            $  1,440    $    11    $  2,514    $    381
                                ========== =========   =========  ==========

NET INCOME ALLOCATED
   TO LIMITED PARTNERS          $142,601    $ 1,075    $248,904    $ 37,764
                                ========== ==========   =========  ==========

NET INCOME PER UNIT OF
   INVESTOR LIMITED PARTNERSHIP
   INTEREST, BASED ON 26,588
   UNITS ISSUED AND OUTSTANDING $   5.36    $   .04     $  9.36    $  1.42
                                ========== ==========   =========  ==========





















  The accompanying notes are an integral part of these financial statements.

    HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND
                 THE YEAR ENDED DECEMBER 31, 1998






                         Units of
                         Investor   Investor
                         Limited     Limited     General
                         PartnershipPartners'   Partner's
                         Interest    Equity      Deficit       Total
                         ---------  ----------  ----------  ------------

BALANCE, December 31,
1997                       26,588   $ 974,008   $ (223,834) $   750,174

   Net income                   -      59,965          606       60,571
                         ---------  ----------  ----------  ------------

BALANCE, December 31,
1998                       26,588  $1,033,973   $ (223,228) $   810,745

Net income (Unaudited)          -     248,904        2,514      251,418
                         ---------  -----------  ----------  ------------

BALANCE, September 30,
1999 (Unaudited)           26,588  $1,282,877    $(220,714) $ 1,062,163
                         =========  ===========  ==========  ============





























  The accompanying notes are an integral part of these financial statements.

     HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                     STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                            (UNAUDITED)



                                                1999         1998
                                             ------------ ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                 $  251,418   $   38,145
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Equity in income in investee
        entities over distributions
        received                               (192,376)     (73,282)
      Decrease in other assets                    5,850          655
      Increase (decrease) in accounts
        payable and accrued expenses             (4,314)       1,811
                                             ------------ ------------
        Net cash provided by (used in)
          operating activities                   60,578      (32,671)
                                             ------------ ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash contributions to investee entity           -      (35,288)
                                             ------------ ------------
        Cash used in investing activities             -      (35,288)
                                             ------------ ------------

NET INCREASE (DECREASE) IN CASH                  60,578      (67,959)

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                        170,981      175,288
                                             ------------ ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD     $  231,559      107,329
                                             ============ ============

























  The accompanying notes are an integral part of these financial statements.

     HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999
                               (UNAUDITED)


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

      The general partner of HPP'89 is Boston Historic Partners Limited Partnership (BHP), a Massachusetts limited
      partnership.   BHP  was  formed  in  November  1986  for  the
      purpose of organizing, syndicating and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships). As of September 30, 1999, BHP has established three such partnerships, including HPP'89.

 (2)  Basis of Presentation

      The accompanying unaudited financial statements of HPP'89 have been prepared in accordance with generally accepted accounting principles for interim financial information and generally with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1998 for HPP'89, as filed with the Securities and Exchange Commission.

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

     HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        SEPTEMBER 30, 1999
                            (UNAUDITED)


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

      Although Jenkins Court no longer owns investment property or has property operations after August 31, 1995, the Jenkins Court partnership had remained in existence until the resolution of certain partnership assets and liabilities. Partnership assets include unsecured receivables from the developer and its affiliates which had been fully reserved for; partnership liabilities include trade payables (which had been fully reserved for since HPP'89 does not believe such amount will be recourse to HPP'89) and a $250,000 default loan and accrued interest thereon which had been provided by HPP'89 and secured by the developer's interest in an unaffiliated limited partnership.

      In September 1999, HPP'89 collected $113,752 from the developer's interest in an unaffiliated limited partnership. This amount had been received as payment on the default loan and has been recorded as other income. In October 1999, Jenkins Court and its affiliates and the developer and its affiliates entered into agreements for mutual release and agreed to liquidate Jenkins Court by December 31, 1999.

      402 Julia Street Associates Limited Partnership (402 Julia) is a Delaware limited partnership formed on July 25, 1989 to acquire, construct, rehabilitate, operate and manage a 19,000 square foot site and the building situated thereon and to rehabilitate the building into 24 residential units and approximately 3,500 net rentable square feet of commercial space located thereon at 402 Julia Street, New Orleans, Louisiana. At September 30, 1999, 402 Julia had leased 100% of its residential units and commercial space.

      HPP'89 originally contributed $775,000 to the capital of 402 Julia and owns a general partnership interest therein. HPP'89's original investment in 402 Julia represented approximately 4% of the aggregate amount which HPP'89 has contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan Building.

     HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        SEPTEMBER 30, 1999
                            (UNAUDITED)


(3)   Investments   in  Investee   Entities  and  Real   Estate;
      Commitments and Contingencies (Continued)

      On September 16, 1993, HPP'89 sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. HPP'89's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale required an initial payment of $100,000, which was received in September 1993, and requires annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. At September 30, 1999, the remaining uncollected payments total $67,500, which are secured by the interest sold to the developer general partner. The sale transaction did not generate any Investment Tax Credit recapture.

      Rehabilitation Tax Credits generated by 402 Julia and previously allocated to HPP'89 Limited Partners totaled $248,796 since inception. As of March 31, 1995, 100% of these credits were fully vested.

      HPP'89 recorded a net income from the 402 Julia Investment of $8,899 for the nine months ended September 30, 1999 and a net loss of $21,753 for the nine months ended September 30, 1998, as well as amortization of $2,439 for each of the nine months ended September 30, 1999 and 1998.

      Portland Lofts Associates Limited Partnership (Portland Lofts) is a Delaware limited partnership formed on August 8, 1989 to acquire, construct, rehabilitate, operate and manage three buildings containing 89 residential units and 29,250 square feet of ground floor space useable as either commercial space or as home/studio space for artists, located at 555 Northwest Park Avenue in Portland, Oregon. At September 30, 1999, Portland Lofts had leased approximately 93% of its residential apartment units and 100% of the commercial space for a combined occupancy of 95%.

      HPP'89 contributed $3,820,000 through September 30, 1999 to the capital of Portland Lofts and owns a general partnership interest therein. HPP'89's investment in Portland Lofts represents approximately 21% of the aggregate amount which HPP'89 originally contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan Building.

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

     HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        SEPTEMBER 30, 1999
                            (UNAUDITED)


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

      For the nine months ended September 30, 1999, HPP'89 was allocated net income of $26,295 from Portland Lofts, thereby reducing the cumulative unrecorded loss relating to the Portland Lofts investment to $64,692 at September 30, 1999. For the nine months ended September 30, 1998, unrecorded losses allocated to HPP'89 from Portland Lofts increased by $2,185.

      For each of the nine months ended September 30, 1999 and 1998, HPP'89 received distributions of $117,000, from the Portland Lofts investment and were recorded as equity in income of investee entities.

      The Cosmopolitan at Mears Park, LLC (TCAMP) On December 18, 1989, HPP'89 acquired the Cosmopolitan Building containing 255 residential units and approximately 2,200 square feet of commercial space. The building was renovated, and certain renovation costs qualified for Rehabilitation Tax Credits. HPP'89's investment in The Cosmopolitan Building represented approximately 39% of the aggregate amount which HPP'89 originally contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan Building. For the nine months ended September 30, 1999, the economic occupancy of TCAMP was 97%.

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

      Effective March 15, 1996, HPP'89 contributed the Cosmopolitan Building, and certain other assets and liabilities, to TCAMP (a Limited Liability Company) for a 50% ownership interest. Concurrently, another member contributed $650,000 cash to TCAMP for a 50% ownership interest. Simultaneously, TCAMP issued a mortgage note in the amount of $7,000,000, the proceeds of which along with the $650,000 contributed cash were used to settle in full HPP'89's mortgage note payable related to the Cosmopolitan Building. The fair value of the Cosmopolitan Building and other assets contributed by HPP'89 approximated the fair value of liabilities transferred to TCAMP by HPP'89 and the amount paid by TCAMP to settle in full HP'89's mortgage note payable related to the Cosmopolitan Building. This transaction resulted in a provision for impairment of real estate of $8,437,963 to recognize a reduction to fair value at the date of contribution to TCAMP and an extraordinary gain on debt extinguishment of $9,182,017 to recognize the difference between the amount outstanding under the mortgage payable and the amount accepted by the lender from TCAMP in full settlement.

     HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        SEPTEMBER 30, 1999
                            (UNAUDITED)


(3)   Investments   in  Investee   Entities  and  Real   Estate;
      Commitments and Contingencies (Continued)

      Distributions from TCAMP to HPP'89 and the other member are subject to the order of distributions as specified in the Operating Agreement of TCAMP. Until the other membe's original $650,000 capital contribution had been repaid in full, to the extent that the Partnership accumulates from whatever sources operating reserve amounts greater than $140,000 at the end of any fiscal year, the Partnership was required to contribute such excess within thirty days of the end of such fiscal year to TCAMP as additional capital contributions to be distributed by TCAMP to its other member as a return of its original capital contribution.

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

      HPP'89 recorded net income of $185,916 and $97,474 for the nine months ended September 30, 1999 and 1998, respectively, from the TCAMP Investment.

      HPP'89's investments in the Investee Entities at September 30, 1999 and December 31, 1998 are summarized as follows:

Cumulative:                                 1999           1998
                                        ------------   -------------
                                                         (Audited)
      Investments and advances
        made in cash                    $ 4,880,288       4,880,288
      Evaluation and acquisition
        costs                               835,709         835,709
      Interest capitalization and
        other costs                          39,615          39,615
      Net  equity in loss of
        Investee Entities                  (567,226)       (879,041)
      Reserves for realization of
        investments                      (3,469,267)     (3,469,267)
      Amortization of certain costs         (52,167)        (49,728)
      Distributions received from
        Investee Entities                  (628,200)       (511,200)
      Sale of one  third  interest  of
        Investee Entity                    (241,620)       (241,620)
                                       -------------   -------------
                                       $    797,132         604,756
                                        ============   =============

      The  above  summary  of  HPP'89's   investments  in  Investee
      Entities does not include its investment in Jenkins Court.

      The equity in income of Investee Entities reflected in the accompanying statements of operations included income of $311,815, and $192,721 for the nine months ended September 30, 1999 and 1998, respectively, and amortization of certain costs of $2,439, for each of the nine months ended September 30, 1999 and 1998, respectively.

     HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        SEPTEMBER 30, 1999
                            (UNAUDITED)


(3)   Investments   in  Investee   Entities  and  Real   Estate;
      Commitments and Contingencies (Continued)

      Summary combined balance sheets of the Investee Entities as of September 30, 1999 and December 31, 1998, and summary combined statements of operations for the nine months ended September 30, 1999 and 1998 are as follows:

                      COMBINED BALANCE SHEETS
                              ASSETS

                                                 1999            1998
                                             ------------  ------------
                                                            (Audited)
      Buildings and improvements,  (net
        of accumulated depreciation;
        $3,856,548,1999; $3,446,938, 1998)  $ 14,986,456   $ 15,344,965
      Land                                     2,041,326      2,041,326
      Other assets (net of  accumulated
      amortization;$166,798,1999;$123,795,
      1998)                                      625,095        600,899
      Cash and cash equivalents                  763,968        287,348
                                             ------------  ------------

               Total assets                 $ 18,416,845   $ 18,274,538
                                            ============    ============


                 LIABILITIES AND PARTNERS' EQUITY

                                                 1999          1998
                                            ------------    ------------
        Liabilities:
            Mortgage and notes payable     $ 13,200,225    $ 13,339,188
            Other liabilities                   726,267         726,135
                                           ------------     ------------
            Total liabilities                13,926,492      14,065,323
                                           ------------     ------------

         Partners' equity:
            HPP'89                           3,415,170        3,311,062
            Other partners                   1,075,183          898,153
                                           ------------     ------------
            Total partners' equity           4,490,353        4,209,215
                                           ------------     ------------
              Total   liabilities
                and partners' equity      $ 18,416,845     $ 18,274,538
                                          ============     ============

                 Members' equity in TCAMP has been classified as partners' equity in the combined balance sheets.

     HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                        SEPTEMBER 30, 1999
                            (UNAUDITED)


(3)   Investments   in  Investee   Entities  and  Real   Estate;
      Commitments and Contingencies (Continued)


                 COMBINED STATEMENTS OF OPERATIONS

                                              1999         1998
                                           -----------  ------------

      Revenue:
            Rental revenue               $ 3,029,577     2,839,801
            Interest and other income        119,972       100,852
                                         -----------   ------------
                                           3,149,549     2,940,653
                                         -----------   ------------
      Expenses:
          Interest expense                   907,832       936,195
          Depreciation and amortization      447,554       459,093
          Operating expenses               1,382,150     1,385,922
                                           -----------  ------------
                                           2,737,536     2,781,210
                                           -----------  ------------

      Net income                         $   412,013       159,443
                                           ===========  ============

      Net income allocated to HPP'89     $   221,108        73,536
                                           ===========  ============

      Net income allocated to other
      partners                           $    190,905    $    85,907
                                           ===========  ============

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

      Effective July 1, 1998,  HPP'89 engaged Gunn Financial,  Inc.
      (GFI), an unaffiliated Massachusetts corporation, to provide accounting, asset management and investor services. GFI provides such services for an annual management fee of $63,000 plus reimbursement of all its costs of providing these services. The agreement expires on the earlier of June 30, 2006 or liquidation of the Partnership, as defined. For the nine months ended September 30, 1999 and for the period July 1, 1999 to September 30, 1999, GFI was reimbursed $87,373 and $41,299 for operating costs, respectively.

 (5)  Fair Value of Financial Instruments

      The fair values of cash equivalents and accounts payable and accrued expenses at September 30, 1999 and December 31, 1998 approximate their carrying amounts due to their short maturities.

     HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
                        SEPTEMBER 30, 1999

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

Due to the foreclosure proceeding related to Jenkins Court, HP'89 no longer has an investment in the property. As of December 31, 1995, the investment in Jenkins Court and its corresponding reserve, both totaling $5,471,055, were eliminated from the balance sheet.

Although Jenkins Court no longer owns its investment property and will no longer have property operations, the Jenkins Court partnership had remained in existence until the resolution of certain partnership assets and liabilities. These liabilities include a $250,000 default loan and accrued interest thereon, which has been provided by HPP'89 and secured by the developer's interest in an unaffiliated limited partnership. As a result of the Chapter 11 proceedings, the Partnership was not expected to be liable as a general partner of Jenkins Court for any
remaining   obligations  of  Jenkins  Court.  In  September  1999,
HPP'89 received $113,752 from the developer's interest in an unaffiliated limited partnership. This amount had been received as payment on the default loan and has been recorded as other income. In October 1999, Jenkins Court and its affiliates and the developer and its affiliates entered into mutual release agreements and agreed to liquidate Jenkins Court by December 31, 1999.

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

     HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                        SEPTEMBER 30, 1999


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

The short-term liquidity of the Investee Entities, with the exception of Jenkins Court, depends on their ability to generate sufficient rental income to fund operating expenses and debt service requirements. TCAMP, Portland Lofts and 402 Julia have stabilized operations and, after considering the effects of TCAMP's, Portland Lofts' and 402 Julia's recent respective refinancings, are expected to generate cash flow. For each of the nine months ended September 30, 1999 and 1998, the Partnership received distributions from Portland Lofts of $117,000, respectively.

As of September 30, 1999, the Partnership had $231,559 of total cash. HPP'89's cash is used primarily to fund general and
administrative   expenses  of  managing  the  public   fund.   The
Partnershi's   only  source  of  short  term  liquidity  is  from
distributions received from Investee Entities and the proceeds from the previous sale of a partial interest in 402 Julia. The Partnership expects to fund its expenses with cash flow distributions from Portland Lofts and TCAMP.

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

In late 1998, a dispute developed between HPP'89 and the other member of TCAMP regarding distributions and property management issues. The dispute could result in a significant delay and/or reduction of anticipated distributions by TCAMP to HPP'89, which, in turn, could have a detrimental effect on HPP'89's short term liquidity. HPP'89 intends to pursue all of its rights to distributions  under TCAMP's  Operating  Agreement  and  Management
Agreement.

     HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULT OF OPERATIONS (CONTINUED)
                        SEPTEMBER 30, 1999


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

As of September 30, 1999, 402 Julia leased 100% of both its residential units and commercial space. 402 Julia has benefited from a relatively strong New Orleans market and continues to record stable operations. 402 Julia rents units to residential tenants, half of which are under short-term operating leases with the remaining rented under month-to-month arrangements. For the nine months ended September 30, 1999, 402 Julia recorded total net income of approximately $13,600 of which included depreciation and amortization of approximately $32,900 total.

At September 30, 1999, Portland Lofts had leased approximately 93% of its residential apartment units and 100% of the commercial space for a combined occupancy of 95%. Portland Lofts rents space to residential tenants principally under month-to-month arrangements and to commercial tenants under operating leases of varying terms expiring through 2004. As of September 30, 1999, the Partnership had entered into eighteen commercial leases. The Partnership's largest commercial tenant occupancies 23% of the commercial space at September 30, 1999, representing only 5.8% of the total square feet of the property. For the nine months ended September 30, 1999, Portland Lofts recorded total net income of approximately $26,600 of which included depreciation and amortization of approximately $214,300.

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

For the nine months ended September 30, 1999, TCAMP had an economic occupancy of 97%. For the nine months ended September 30, 1999, TCAMP recorded total net income of approximately $371,800, which included depreciation and amortization expense of approximately $200,300.

In 1990, the  Partnership  fully  reserved  against its investment in Portland Lofts, due to the substantial doubt it would continue as a going concern. Due to the debt settlement and refinancing completed in June 1996, Portland Lofts is expected to continue as a going concern.

     HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                        SEPTEMBER 30, 1999


For the year ended December 31, 1997, Portland Lofts allocated a net loss of $173,710 and cash distributions of $156,000 to HPP'89. Generally, under the equity method of accounting, an investment may not be carried below zero. During 1997, HPP'89's investment in Portland Lofts was reduced to zero due to allocation of losses and distributions received. Accordingly,
HPP'89 had cumulative unrecorded losses at December 31, 1998 of $90,987. For the nine months ended September 30, 1999, HPP'89 recognized net income of $26,295, thereby reducing unrecorded losses from the Portland Lofts investment to $64,692 as of
September 30, 1999. Distributions received from Portland Lofts for each of the nine months ended September 30, 1999 and 1998 totaled $117,000 and were recorded as equity income of investee entities. Although HPP'89's investment in Portland Lofts has been reduced to zero, Portland Lofts is expected to continue as a going concern and to continue to provide distributions to HPP'89.

The Partnership recorded net income, under generally accepted accounting principles, of $144,041 for the three months ended September 30, 1999, compared to net income of $1,086 for the three  months  ended  September  30,  1998.  The  increase  in  net income is primarily attributable to increases in interest and other income of approximately $113,800 and equity in income of investee entities of approximately $35,000. The increase in interest and other income is due to the collection of approximately $113,800 from the developer of Jenkins Court's interest in an unaffiliated limited partnership, as payment on a default loan. The increase in income of investee entities is due to the operating activities from TCAMP and 402 Julia. HPP'89's allocated net income from TCAMP increased by approximately $19,800 for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. TCAMP's net income increased due to an increase in rental income, as a result of higher apartment rental rates. TCAMP's average apartment rental rate increased approximately 7% in the three months ended September 30, 1999 compared to the same period of 1998. HPP'89 allocated net loss from 402 Julia decreased by approximately $15,000 for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. 402 Julia's net loss decreased due to an increase in rental income, as a result of increases in occupancy and rental rates, and a decrease in professional fees. Professional fees decreased as a result of the refinancing of the property's mortgage in July 1998.

The Partnership recorded net income, under generally accepted accounting principles, of $251,418 for the nine months ended September 30, 1999 compared to net income of $38,145 for the nine months ended September 30, 1998. The increase in net income is primarily attributable to increases in income of investee entities of approximately $119,000 and interest and other income of approximately $113,000 offset by increase in operating and administrative expenses of approximately $18,900. The increase in equity in income of investee entities is due to the operating activities from TCAMP and 402 Julia. HPP'89's allocated net income from TCAMP increased by approximately $88,400 for the nine months ended September 30, 1999 compared to the same period in 1998, due to increases in apartment and furniture rental income and a decrease in real estate tax expense. TCAMP's average apartment rental rate increased by approximately 9% in the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. HPP'89's allocated net income from 402 Julia increased approximately $30,700 for the nine months ended September 30, 1999 compared to the same period in 1998, as a result of an increase in rental income, as a result of increases in occupancy and higher rental rates and decreases in interest and professional fee expenses. Interest and professional fee expenses of 402 Julia decreased as a result of the refinancing of property's mortgage in July 1998. The increase in interest and other income is primarily due to the collection of approximately $113,800 from the developer of Jenkins Court's interest in an unaffiliated limited partnership, as payment on a default loan. Operating and administrative expenses of the Partnership increased in the nine months ended September 30, 1999 compared to the same period in 1998, as a result of increased costs for audit and tax preparation.

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

     HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                        SEPTEMBER 30, 1999



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

     HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                    PART II - OTHER INFORMATION
                        SEPTEMBER 30, 1999


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

Item 4.         Submission of Matters to a Vote of Security
                Not applicable.

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

                        HISTORIC PRESERVATION PROPERTIES 1989
                        LIMITED PARTNERSHIP

                        By:  Boston   Historic   Partners   Limited
                             Partnership
                             General Partner

                             By:  Portfolio    Advisory   Services, Inc.
                                  General Partner

Date:  November 1, 1999           By:  /s/ Terrence P. Sullivan
                                       Terrence P. Sullivan,
                                       President

                             and


Date:  November 1, 1999      By:  /s/ Terrence P. Sullivan
                                  Terrence P. Sullivan,
                                  General Partner