Form 10-K
period 1999-12-31
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 2000-03-30
CIK 839614

UNITED STATES
                                         SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C.  20549

                                                      FORM 10-K

[X] Annual Report  Pursuant to Section 13 or 15 (d) of the  Securities  Exchange
  Act of 1934
For the fiscal year ended December 31, 1999
                                                         or
[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
  Securities Exchange Act of 1934

For the transition period from                to

Commission File Number 33-24129

Historic Preservation Properties 1989 Limited Partnership
(Exact name of registrant as specified in its charter)

          Delaware                                               04-3021042
(State or other jurisdiction                                   (I.R.S. Employer
    of incorporation or                                      Identification No.)
      organization)

45 Broad Street, 3rd Floor,  Massachusetts                  02109
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (617) 338-6900

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

On October 1, 1995, HPP'89 engaged Claremont Management Corporation (CMC), a Massachusetts Corporation previously unaffiliated and a related party as of March 15, 1996 through ownership by a member of The Cosmopolitan at Mears Park to provide asset management, accounting and investor services for an annual fee of $76,800 and reimbursement of all operating expenses of providing such services. Commencing July 1, 1996, the annual fee for such services was reduced to $67,200. The contract with CMC, which originally expired on June 30, 1997, was renewed until June 30, 1998. On July 1, 1998, HPP'89 engaged Gunn Financial, Inc. (GFI), an unaffiliated Massachusetts Corporation, to provide asset management, accounting and investor services for an annual fee of $63,000 and reimbursement of all operating expenses of providing such services. The agreement expires on the earlier of June 30, 2006 or the liquidation of the Partnership, as defined. The Partnership's only business is investing in real properties for which the cost of rehabilitating such properties qualifies for Rehabilitation Tax Credits. A presentation of information about industry segments is not applicable and would not be helpful in understanding the Partnership's business taken as a whole. The Partnership's investment objectives and policies are described on pages 28-36 of its Prospectus dated December 19, 1988 (the Prospectus) under the caption "Investment Objectives and Policies", which description is incorporated herein by this reference. The Prospectus was filed with the Commission pursuant to Rule 424 (b) on January 5, 1989.

The Partnership originally invested an aggregate of $11,158,064 in three limited partnerships (collectively, the "Investee Partnerships") through the acquisition of general partnership interests in the Investee Partnerships, each of which owned or acquired real properties, the rehabilitation of which qualified for Rehabilitation Tax Credits. The Partnership also originally invested $5,000,000 in a real property that the Partnership purchased directly (the Cosmopolitan Building), as well as $2,000,000 in operating reserves for such property. As of December 31, 1999, 100% of the Limited Partners' capital contributions (net of selling commissions, organizational and sales costs, acquisition fees and reserves) had been invested in real property investments.

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

The Investee Entities of the HPP'89 are 402 Julia Street Associates Limited Partnership, Jenkins Court Associates Limited Partnership (liquidated effective December 31 1999), The Cosmopolitan at Mears Park LLC and Portland Lofts Associates Limited Partnership.

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

Jenkins Court Associates Limited Partnership (Jenkins Court) was a Delaware limited partnership which was formed on December 20, 1988 to acquire, construct, rehabilitate, operate and manage a 144,000 net rentable square foot five-story building and 30,000 net rentable square feet of new retail space, including storage areas and parking facilities, located at Old York Road and Rydal Road, Jenkintown Borough, Pennsylvania.

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

Jenkins Court filed for protection under Chapter 11 federal bankruptcy laws on November 23, 1994. On August 31, 1995, after maximum vesting of the remaining Rehabilitation Tax Credits had been achieved for 1995 and considering the unlikelihood of a successful plan of reorganization, Jenkins Court negotiated with the mortgage holder to transfer the deed and title of the property to the mortgage holder in lieu of foreclosure. The transfer of deed and title of the property to the mortgage holder resulted in a recapture of Rehabilitation Tax Credits in 1995 of $44,451 to HPP'89, of which $44,007 was allocated to the Limited Partners of HPP'89. Tax credits allocated to the Limited Partners of HPP'89 totaling $2,758,113 were vested on or before June 15, 1995. Therefore, 98.5% of the Limited Partners' tax credits were vested prior to the loss of the property. In October 1999, Jenkins Court and its affiliates and the developer and its affiliates entered into agreements for mutual release and agreed to liquidate Jenkins Court effective December 31, 1999.

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

HPP'89 contributed $3,820,000 through December 31, 1999 to the capital of Portland Lofts and owns a general partnership interest therein. HPP'89's investment in Portland Lofts represents approximately 21% of the aggregate amount which HPP'89 originally contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan Building.

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

(b) As of March 15, 2000, there were 2,520 holders of Units.

The Amended and Restated Agreement of Limited Partnership (the Partnership Agreement) requires that any Cash Flow (as defined therein) be distributed quarterly to the investor limited partners (Limited Partners) in specified proportions and priorities and that Sale or Refinancing Proceeds (as defined therein) be distributed as and when available. There are no restrictions on the Partnership's present or future ability to make distributions of Cash Flow or Sale or Refinancing Proceeds. For the years ended December 31, 1999, 1998 and 1997, no distributions of Cash Flow or Sale or Refinancing Proceeds were paid or accrued to the Limited Partners.

Item 6.  Selected Financial Data.

Periods       Ended
December 31,


                                               1999              1998             1997                1996               1995
                                           -------------     -------------    ---------------    ----------------    ---------------

                                                                                                    (Unaudited)       (Unaudited)
Revenue                                      $   7,943           $   6,667       $    8,912         $   552,395       $  2,164,691

Net Income (Loss)                            $ 277,932           $  60,571       $  (96,522)        $    43,848       $ (1,928,010)

Net Income (Loss) per weighted average
  Unit outstanding:
     Loss before extraordinary gain           $  10.35           $   2.26        $    (3.59)         $  (324.25)      $     (71.79)
     Extraordinary gain                              -           $      -        $        -          $   341.89       $          -
     Net Income (Loss)                        $  10.35           $   2.26        $    (3.59)         $    17.64       $     (71.79)




Total Assets as of December 31,             $1,132,363           $ 849,087       $  783,736          $  892,540       $ 17,160,719

Long Term Debt, excluding discount
as of December 31,                          $        0           $       0       $        0          $        0       $ 17,579,606

Cash Distributions per weighted
average Unit Outstanding                    $        0           $       0       $        0          $        0       $          0

Rehabilitation Tax Credit per Unit          $        0           $       0       $        0          $        0       $          0


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

The Cosmopolitan is a 255 unit residential property with traditional, annual operating leases to individuals that expire within one year of signing. This 255 unit building operates in a very competitive lowertown St. Paul, Minnesota market.

Effective March 15, 1996, HPP'89 contributed The Cosmopolitan, and certain other assets and liabilities, to TCAMP (a Limited Liability Company) for a 50% ownership interest. Concurrently, another member contributed $650,000 cash to TCAMP for a 50% ownership interest. Simultaneously, TCAMP issued a mortgage note in the amount of $7,000,000 the proceeds of which along with the $650,000 contributed cash, were used to settle in full HPP'89's mortgage note payable related to the Cosmopolitan Building. TCAMP's mortgage bears interest at 9.14%; amortizes over a 25 year schedule and requires monthly payments of principal, interest, real estate tax and replacement reserve deposits totaling $90,803; the mortgage matures in March 2003, at which time all unpaid principal and accrued interest is due. After March 14, 1996, HPP'89 no longer had any operations directly related to real estate activity or generated cash from rental activity of The Cosmopolitan. As of March 15, 1996, the Partnership accounts for its investment in TCAMP under the equity method of accounting.

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

Although Jenkins Court no longer owned investment property or had property operations after August 31, 1995, the Jenkins Court partnership remained in existence until December 31, 1999 to resolve certain partnership assets and liabilities. These liabilities included, among others, a $250,000 default loan and accrued interest thereon, which had been provided by HPP'89 and secured by the developer's interest in an unaffiliated limited partnership. As a result of the Chapter 11 proceedings, the Partnership is not expected to be liable as a general partner of Jenkins Court for any remaining obligations of Jenkins Court.

In September 1999, HPP'89 collected $113,752 from the proceeds of the collateral securing HPP'89's default loan receivable from Jenkins Court. The $250,000 previously provided to Jenkins Court was initially recorded as a reduction to equity in income of investee entities by HPP'89. The $113,752 received during the year ended December 31, 1999 is included in equity in income of investee entities. In October 1999, Jenkins Court and its affiliates and the developer and its affiliates entered into agreements for mutual release and agreed to liquidate Jenkins Court by December 31, 1999.

Due to the foreclosure proceeding related to Jenkins Court, HPP'89 no longer has an investment in the property. As of December 31, 1995, the investment in Jenkins Court and its corresponding reserve, both totaling $5,471,055, were eliminated from the balance sheet.

Portland Lofts is a mix-use property with 89 residential units and 29,250 square feet of commercial space. On June 20, 1996, Portland Lofts issued a promissory mortgage note in the amount of $5,625,000 and a promissory note to a general partner in the amount of $340,000 to provide sufficient funds to pay in full all of Portland Lofts' mortgage and other debt as well as all related closing costs. The current mortgage note on the property: bears interest at 9.0%; amortizes over a 25-year schedule; requires monthly payments of principal and interest of $47,205; and matures on July 1, 2006, at which time all unpaid principal and interest is due.

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

The short-term liquidity of the Investee Entities, with the exception of Jenkins Court, depends on their ability to generate sufficient rental income to fund operating expenses and debt service requirements. TCAMP, Portland Lofts and 402 Julia have stabilized operations and, after considering the effects of TCAMP's, Portland Lofts' and 402 Julia's recent respective refinancings, are expected to generate cash flow. For the year ended December 31, 1999, the Partnership received distributions from Portland Lofts and TCAMP totaling $156,000 and $250,000, respectively. For the year ended December 31, 1998, the Partnership received distributions from Portland Lofts and TCAMP totaling $156,000 and $75,000, respectively, and for the year ended December 31, 1997, the Partnership received distributions from Portland Lofts totaling $156,000.

As of December 31, 1999 and 1998, the Partnership had $476,949 and $170,981, respectively, of total cash and cash equivalents. HPP'89's cash is used primarily to fund general and administrative expenses of managing the public fund. The Partnership's only source of short term liquidity is from distributions received from Investee Entities and the proceeds from the previous sale of a partial interest in 402 Julia. The Partnership expects to fund its expenses with cash flow distributions from Portland Lofts and TCAMP.

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

As of December 31, 1999, 402 Julia leased 100% of its residential units and commercial space. 402 Julia has benefited from a relatively strong New Orleans market and continues to record stable operations in recent years. 402 Julia rents units to residential tenants, and at December 31, 1999 approximately half of which are under short-term operating leases expiring within one year from signing with the remaining rented under month-to-month arrangements. For the year ended December 31, 1999, 402 Julia recorded net income of approximately $10,200 which included depreciation and amortization of approximately $43,800.

At December 31, 1999, Portland Lofts had leased approximately 89% of its residential apartment units and 100% of the commercial space for a combined occupancy of 92%. Portland Lofts rents space to residential tenants principally under month-to-month arrangements and to commercial tenants under operating leases of varying terms expiring through 2004. As of December 31, 1999, the Partnership had entered into twelve commercial leases with the remaining commercial tenants under month-to-month agreements. The Partnership's largest commercial tenant occupancies 23% of the commercial space at December 31, 1999, representing only 5.8% of the total square feet of the property. For the year ended December 31, 1999, Portland Lofts recorded net income of approximately $51,300 which included depreciation and amortization of approximately $285,900.

TCAMP operates in the competitive lowertown district of St. Paul, Minnesota. Despite the availability of low mortgage rates in the single family house market, the building has increased rental rates with the market and maintained occupancy above 95% for several years.

TCAMP has achieved stable occupancy and had an economic occupancy of 97% for the year ended December 31, 1999. TCAMP recorded net income of approximately $466,600, which included depreciation and amortization expense of approximately $278,700, for the year ended December 31, 1999.

For the year ended December 31, 1997, Portland  Lofts   allocated  a  net  loss
of $173,710 and paid cash distributions of $156,000 to HPP'89. During 1997, HPP'89's investment in Portland Lofts was reduced to zero due to allocation of losses and distributions received. Accordingly,HPP'89 had cumulative unrecorded losses at December 31, 1997 totaling $95,391 and recorded distributions received of $54,203 as equity income of Investee Entities. Although HPP'89's investment in Portland Lofts has been reduced to zero,Portland Lofts has stabilized operations and will continue to provide distributions to HPP'89.

For the years ended December 31, 1999 and 1998, the Partnership was allocated net income of $50,786 and $4,404, respectively, from the Portland Lofts investment, reducing the unrecorded losses to $40,202 at December 31, 1999. For each of the years ended December 31, 1999 and 1998, the Partnership received distributions of $156,000 from Portland Lofts which are recorded as equity income of Investee Entities.

The Partnership recorded net income, under generally accepted accounting principles, of $277,932 for the year ended December 31, 1999, compared to net income of $60,671 for the year ended December 31, 1998. This increase in net income is primarily due to the increase in equity in income of investee entities of $236,885. This increase in the Partnership's share of equity in income from investee entities is due to the increased allocated net income from TCAMP and 402 Julia of approximately $99,000 and $24,000, respectively, and the $113,752 received from developer of Jenkins Court. TCAMP's allocated net income increased primarily due to an increase in rental revenue as a result of higher rental rates. 402 Julia's allocated net income increased mainly due to a decrease in amortization of which the 1998 activity is further discussed below. The proceeds of $113,752 received from the developer of Jenkins Court, represents payment on the default loan which had been provided by the Partnership and secured by the developer's interest in an unaffiliated limited partnership. In October 1999, Jenkins Court and its affiliates and the developer and its affiliates entered into agreements for mutual release and agreed to liquidate Jenkins Court by December 31, 1999. No other funds will be paid to the Partnership from Jenkins Court.

The Partnership recorded net income, under generally accepted accounting principles, of $60,571 for the year ended December 31, 1998, compared to a net loss of $96,522 for the year ended December 31, 1997. This increase is primarily due to the increase in equity in income of investee entities of $210,651, offset by an increase in operating administrative expenses of $51,313. The increase in the Partnership's share of equity in income from investee entities is mainly due to the activity from Portland Lofts and an increase in TCAMP's allocated net income, offset by an increase in 402 Julia's allocated net loss. As mentioned above, the Partnership's net investment balance in Portland Lofts had been reduced to zero in the third quarter of 1997, as a result of allocated net losses and distributions received. Therefore, for the year ended December 31, 1997, the Partnership had recorded a net loss from Portland Lofts of $78,314 offset by distributions of $54,206 received in excess of the net investment balance compared to distributions of $156,000 from Portland Lofts recorded as equity income of investee entities for the year ended December 31, 1998. The increase in TCAMP's allocated net income of $35,630 for 1998 compared to 1997, is primarily due to increased revenue due to higher rental rates and furniture rental, offset by a slight increase in operating expenses. The increase in 402 Julia's net loss of $6,749 for 1998 compared to 1997, is primarily attributed to the amortization of the deferred loan commitment fee related to 402 Julia's original mortgage which was refinanced in July of 1998. The increase in operating and administrative expense for 1998 compared to 1997 is due to an increased overhead requirement of the Partnership.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


                  None.

                                    PART III

Item 10.          Director and Executive Officer of the Registrant.

                  (a) and (b)  Identification of Director and Executive Officer.

The following table sets forth the name and age of the director and executive officer of PAS and the offices held by such person.

      Name                        Office                          Age

Terrence P. Sullivan        President and Director                53

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

                  (d)      Family Relationships.

                           None.

                  (e)      Business Experience.

The background and experience of the executive officer and director of PAS and Boston Capital Planning identified above in Items 10(a) and 10(b) is as follows:

Terrence P. Sullivan, 53, is the founder and sole shareholder of Boston Capital Planning, a financial consulting and real estate syndication firm, and its wholly-owned subsidiary, Boston Bay Capital, Inc. (Boston Bay Capital). Founded in 1979, Boston Bay Capital was an NASD-Registered broker/dealer specializing in placement of interests in real estate limited partnerships which own historic and restoration properties. From 1979 through December 31, 1986, Boston Bay Capital participated in the placement of limited partnership interests in 98 real estate programs, approximately 60 of which were historic rehabilitation or restoration partnerships, placing a total of approximately $140,000,000 in equity. In addition, Boston Bay Capital served as dealer manager in connection with the sale of Units of limited partnership interest in Historic Preservation Properties Limited Partnership, Historic Preservation Properties 1988 Limited Partnership, the Partnership, and Historic Preservation Properties 1990 L.P. Tax Credit Fund, four public programs sponsored by the General Partner and an affiliate of the General Partner. Such public programs sold an aggregate of approximately $82 million of Units of limited partnership interest. From 1972 to 1978, Mr. Sullivan was Tax Shelter coordinator for the Boston office of White, Weld & Co., Inc., an investment banking firm. Mr. Sullivan graduated from Worcester Polytechnic Institute in 1968 with a Bachelor of Science degree in mechanical engineering.

He received a Masters in Business Administration from the University of Massachusetts (Amherst) in 1971. Mr. Sullivan serves as a general partner of BBC Restoration Properties II Limited Partnership, which concluded its business affairs December 31, 1999. In addition, an entity controlled by Mr. Sullivan serves as the general partner of Institutional Credit Partners Limited Partnership (ICP), a partnership organized to invest in a diversified portfolio of properties which qualify for low-income housing tax credits, Rehabilitation Tax Credits, or both. In 1989, ICP completed a private placement of $5,790,000 of limited partnership interest to corporations and other institutional investors.

                  (f)      Involvement in Certain Legal Proceedings.

                           None.

Item 11.    Executive Compensation.

The director and executive officer of PAS and Boston Capital Planning receives no remuneration from the Partnership.

Under the Partnership Agreement, the General Partner and its affiliates are entitled to receive various fees, expense reimbursements, commissions, cash distributions, allocations of taxable income or loss and tax credits from the Partnership. The amounts of these items and the times at which they are payable to the General Partner and its affiliates are described on pages 13-15 and 36-39 of the Prospectus under the captions "Management Compensation" and "Cash Distributions and Net Profits and Net Losses", respectively, which descriptions are incorporated herein by this reference.

There were no expense reimbursements paid to or accrued, for the years ended December 31, 1999, 1998 and 1997.

For the years ended December 31, 1999, 1998 and 1997 the Partnership allocated to the General Partner unaudited taxable income (losses) of $2,053, $(370) and $(3,748), respectively. See Note 4 of Notes to Financial Statements for additional information about transactions between the Partnership and related parties.

Item 12.    Unit Ownership of Certain Beneficial Owners and Management.

            (a)     Unit Ownership of Certain Beneficial Owners.

No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 15, 2000. Pursuant to the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

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

           (b)     Unit Ownership of Management.

No director or executive officer of PAS, Boston Capital Planning or their affiliates had any beneficial ownership of Units as of March 15, 2000. However, a former Vice President of Boston Capital Planning purchased 20 Units ($20,000) in the Partnership during 1989. No officer or director of PAS or Boston Capital Planning, nor any general partner of the General Partner, nor any of their respective affiliates, possesses the right to acquire Units.

            (c)     Change in Control.

There exists no arrangement known to the Partnership which may at a subsequent date result in a change in control of the Partnership.

Item 13.    Certain Relationships and Related Transactions.

See Note 4 of Notes to Financial Statements for information about transactions between the Partnership and related parties.

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

      (b) Reports on Form 8-K - The Partnership did not file any Current Reports on Form 8-K during the fourth quarter of 1999.

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

                               HISTORIC PRESERVATION PROPERTIES 1989
                               LIMITED PARTNERSHIP

                               By:      Boston Historic Partners Limited
                                         Partnership, General Partner

                                        By:      Portfolio Advisory Services,
                                                 Inc., General Partner

Date:  March 15, 2000                   By:      /s/Terrence P. Sullivan
       --------------                            ------------------------
                                                 Terrence P. Sullivan,
                                                  President

                                        and


Date:  March 15, 2000                   By:      /s/Terrence P. Sullivan
                                                 Terrence P. Sullivan,
                                                  General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                        Title


                                          Individual General Partner of Boston
                                          Historic Partners Limited
/s/Terrence P. Sullivan                   Partnership and President, Principal
Terrence P. Sullivan                      Executive Officer and Director of
                                          Portfolio Advisory Services, Inc.,
Date: March 15, 2000                      General Partner of Boston Historic
      --------------                      Partners Limited Partnership.

                                          Principal Financial and Principal
                                          Accounting Officer of Portfolio
/s/Terrence P. Sullivan                   Advisory Services, Inc., General
Terrence P. Sullivan                      Partner of Boston Historic Partners
                                          Limited Partnership
Date: March 15, 2000

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

     4(a) See Exhibits 3(a), 3(b) and 3(c).

    10(a)Sales                              Agency  Agreement  between  Historic
                                            Preservation Properties 1989 Limited
                                            Partnership  and Boston Bay Capital,
                                            Inc., dated December 19, 1989 (filed
                                            as   Exhibit   No.   10(a)   to  the
                                            Partnership's   Form   10-K   as  of
                                            December  31, 1989 and  incorporated
                                            herein by this reference).

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

10(d) Documents relating to the acquisition of a general partnership interestin Portland Lofts Associates Limited Partnership(filed as part of Post-Effective Amendment No.2 to the Partnership's Registration Statement on Form S-11, File No. 33-24129, and incorporated herein by this reference).

10(e) Documents relating to the acquisition of a general partnership interest in 402 Julia Street Associates Limited Partnership(filed as a part of Post-Effective Amendment No. 2 to the Partnership's Registration Statement on Form S-11, File No.33024129, and incorporated by this reference).

10(f) Documents relating to the acquisition of the Cosmopolitan Building,St.Paul, Minnesota.

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

                                            II.Amendment  to  Purchase  and Sale
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
                                               incorporated   herein   by   this
                                               reference).

                                            IV.Allonge  to First  Loan  Note and
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
                                               incorporated   herein   by   this
                                               reference).

                                            VI.Security Agreement dated December
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
                                               incorporated   herein   by   this
                                               reference).

                                            IX.Assignment and  Subordination  of
                                               Management       and      Leasing
                                               Consolidation   and  Modification
                                               Agreement dated December 18, 1989
                                               between   the   Partnership   and
                                               Meritor  Savings  Bank  (filed as
                                               Exhibit   No.    10(f)   to   the
                                               Partnership's  Form  10-K  as  of
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
                                               incorporated   herein   by   this
                                               reference).

                                            II.Deed  of   Trust   and   Security
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

                                            IV.Guaranty  of  Note  and  Deed  of
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
                                               incorporated   herein   by   this
                                               reference).

    10(h)                                   Management Agreement dated August20,
                                            1989 between Portland Lofts
                                            Associates Limited Partnership and
                                            Great Northwest Management(filed as
                                            Exhibit    No.    10(h)    to    the
                                            Partnership's   Form   10-K   as  of
                                            December  31, 1989 and  incorporated
                                            herein by this reference).

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
                                               incorporated   herein   by   this
                                               reference).

                                            II.Agreement   between   Fleet   and
                                               Jenkins  Court  (filed as Exhibit
                                               No.  10(i)  to the  Partnership's
                                               Form 10-K as of December 31, 1991
                                               and  incorporated  herein by this
                                               reference).

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

                                            IV.$20,820,000  Amended and Restated
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

                                            VI.Assignment           Modification
                                               Agreement   between   Fleet   and
                                               Jenkins  Court  (filed as Exhibit
                                               No.  10(i)  to the  Partnership's
                                               Form 10-K as of December 31, 1991
                                               and  incorporated  herein by this
                                               reference).

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
                                               incorporated   herein   by   this
                                               reference).

                                            II.First   Allonge  to  Amended  and
                                               Restated   Promissory   Note   of
                                               Jenkins  Court  (filed as Exhibit
                                               No.  10(j)  to the  Partnership's
                                               Form 10-K as of December 31, 1991
                                               and  incorporated  herein by this
                                               reference).

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

                                            IV.Assignment           Modification
                                               Agreement   between   Fleet   and
                                               Jenkins  Court  (filed as Exhibit
                                               No.  10(j)  to the  Partnership's
                                               Form 10-K as of December 31, 1991
                                               and  incorporated  herein by this
                                               reference).

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

                                          II.Deed   of   Trust   and    Security
                                             Agreement  between  Portland  Lofts
                                             and  Security   Pacific  (filed  as
                                             Exhibit    No.    10(m)    to   the
                                             Partnership's   Form   10-K  as  of
                                             December 31, 1992 and  incorporated
                                             herein by this reference).

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
                                             incorporated    herein    by   this
                                             reference).

                                          IV.Guarantees  of  Note  and  Deed  of
                                             Trust   delivered   by  East   Bank
                                             Development, Inc., Joseph W. Angel,
                                             II,  Dennis M. Gilman and Martin J.
                                             Soloway to Security  Pacific (filed
                                             as   Exhibit   No.   10(m)  to  the
                                             Partnership's   Form   10-K  as  of
                                             December 31, 1992 and  incorporated
                                             herein by this reference).

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

    10(n) Management Agreement dated April 1,1992 between Portland Lofts Associates Limited Partnership and C & R Realty (filed as Exhibit No. 10(n) to the
                                        Partnership's   Form   10-K   as  of
                                        December  31, 1992 and  incorporated
                                        herein by this reference).

    10(o) Documents relating to the sale of a portion of the general partnership interest in 402 Julia Street Associates Limited Partnership (all dated September 16, 1993)

                                          I. Second Amendment to the Amended and
                                             Restated   Agreement   of   Limited
                                             Partnership  of  402  Julia  Street
                                             Associates   Limited    Partnership
                                             (filed as Exhibit No.  10(o) to the
                                             Partnership's   Form   10-K  as  of
                                             December 31, 1993 and  incorporated
                                             herein by this reference).

                                          II.Assignment      and      Assumption
                                             Agreement  between the Partnership,
                                             and Henry M.  Lambert  and R. Carey
                                             Bond.  (filed as Exhibit No.  10(o)
                                             to the  Partnership's  Form 10-K as
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

                                          II.Promissory  Note  between  Portland
                                             Lofts  and  the  City  of  Portland
                                             (acting by and through the Portland
                                             Development  Commission)  (filed as
                                             Exhibit    No.    10(r)    to   the
                                             Partnership's   Form   10-K  as  of
                                             December 31, 1993 and  incorporated
                                             herein by this reference).

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

                                          II.Promissory  Note  between  Portland
                                             Lofts and Ragland  (dated  February
                                             22,  1994)  (filed as  Exhibit  No.
                                             10(s)  to  the  Partnership's  Form
                                             10-K as of  December  31,  1993 and
                                             incorporated    herein    by   this
                                             reference).  III. Release of Claims
                                             between  Portland Lofts and Ragland
                                             (dated February 22, 1994) (filed as
                                             Exhibit    No.    10(s)    to   the
                                             Partnership's   Form   10-K  as  of
                                             December 31, 1993 and  incorporated
                                             herein by this reference).

                                          IV.Release  of  All   Claims   between
                                             Ragland and  Portland  Lofts (dated
                                             March 1,  1994)  (filed as  Exhibit
                                             No. 10(s) to the Partnership's Form
                                             10-K as of  December  31,  1993 and
                                             incorporated    herein    by   this
                                             reference).

    10(t) Documents relating to the amendment of loan documents by and between Historic Preservation Properties 1989 Limited Partnership and Mellon Bank, N.A.(all dated December 28, 1994, but executed January 4, 1995), (filed as
                                        Exhibit  10(t) to the  Partnership's
                                        Form 10-K as of  December  31,  1994
                                        and   incorporated   herein  by  the
                                        reference).

                                          I. First  Amendment  to Note  Mortgage
                                             and Assignment of Leases.

                                          II.Second Amendment to Loan Agreement

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

    10 (y) First Amendment to Loan Documents, dated June 1,1995, by and between Portland Lofts Associates Limited Partnership and Capital Consultants, Inc., (filed as
                                        Exhibit 10(y)to the Partnership's  Form
                                        10-K as of December 31, 1995 and
                                        incorporated  herein by this reference).

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

                                          II.Management  Agreement  between  The
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

    10 (aa) Documents relating to the refinancing of The Cosmopolitan at Mears Park, LLC Mortgage Debt. (filed as Exhibit 10(aa) to the Partnership's Form 10-K as of December 31,1996 and incorporated herein by this reference).

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
                                             incorporated    herein    by   this
                                             reference).

                                          II.Mortgage,  Assignment  of Rents and
                                             Security   Agreement   between  the
                                             Cosmopolitan at Mears Park, LLC and
                                             Heller Financial, Inc., dated March
                                             20,  1996 (filed as Exhibit 10 (aa)
                                             to the  Partnership's  Form 10-K as
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

                                          II.The Standing Loan Agreement between
                                             Portland Lofts Associates, L.P. and
                                             Bank of  America  Oregon  (filed as
                                             Exhibit     10    (cc)    to    the
                                             Partnership's   Form   10-K  as  of
                                             December 31, 1996 and  incorporated
                                             herein by this reference).

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

                                          IV.The Payment Guaranty between Joseph
                                             W.  Angel,  II and Bank of  America
                                             Oregon (filed as Exhibit 10 (cc) to
                                             the  Partnership's  Form 10-K as of
                                             December 31, 1996 and  incorporated
                                             herein by this reference).

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

10 (ff)                                 Asset  Management   agreement
                                        between    Historic    Preservation
                                        Properties   1989,  L.P.  and  Gunn
                                        Financial Incorporated,  dated July
                                        1, 1998  (filed as  Exhibit 10 (ff)
                                        to the  Partnership's  Form 10-K as
                                        of    December    31,    1998   and
                                        incorporated    herein    by   this
                                        reference).

10 (gg)                                 Documents   relating  to  the
                                        refinancing  of  402  Julia  Street
                                        Associates,  L.P.'s  Mortgage Debt,
                                        dated   July  9,  1998   (filed  as
                                        Exhibit     10    (gg)    to    the
                                        Partnership's   Form   10-K  as  of
                                        December 31, 1998 and  incorporated
                                        herein by this reference).

                                          I. Multifamily  Note between 402 Julia
                                             Street    Associates,    L.P.   and
                                             Investment    Property    Mortgage,
                                             L.L.C. (filed as Exhibit 10 (gg) to
                                             the  Partnership's  Form 10-K as of
                                             December 31, 1998 and  incorporated
                                             herein by this reference).


                                          II.Multifamily Mortgage, Assignment of
                                             Rents   and   Security    Agreement
                                             between   402  Julia   Street   and
                                             Investment Property Mortgage L.L.C.
                                             (filed  as  Exhibit  10 (gg) to the
                                             Partnership's   Form   10-K  as  of
                                             December 31, 1998 and  incorporated
                                             herein by this reference).

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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                              FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




                           ANNUAL REPORT ON FORM 10-K

                       Items 14 (a) (1) and (2) and 14 (d)


                          INDEX TO FINANCIAL STATEMENTS



Financial Statements of Historic Preservation
  Properties 1989 Limited Partnership

     Independent Auditors' Report                                          F-3
     Balance Sheets as of December 31, 1999 and  1998                      F-4
     Statements of Operations for the Years Ended December 31, 1999,
       1998 and 1997                                                       F-5
     Statements of Changes in Partners' Equity (Deficit) for the
          Years Ended December 31, 1999,  1998 and 1997                    F-6
     Statements of Cash Flows for the Years Ended December 31, 1999,
       1998 and 1997                                                       F-7
     Notes to Financial Statements                                         F-8
     Independent Auditors' Report on Accompanying Information              F-15
     Financial Statement Schedule:
       Real Estate and Accumulated Depreciation Held Directly
         and by Investee Entities                                          F-16

Financial Statements of The Cosmopolitan at Mears Park, LLC
  (the St. Paul, Minnesota Investee Entity)

     Independent  Auditors'  Report                                        F-23
     Balance  Sheets as of December 31, 1999 and 1998                      F-24
     Statements  of Operations  for the Years Ended  December 31,
       1999, 1998 and 1997                                                 F-25
     Statements of Changes in Members' Equity (Deficit) for the
       Years Ended December 31, 1999, 1998 and 1997                        F-26
     Statements of Cash Flows for the Years Ended December 31, 1999,
       1998 and 1997                                                       F-27
     Notes to Financial Statements                                         F-28

Financial Statements of Portland Lofts Associates
   Limited Partnership (the Portland, Oregon
   Investee Partnership)

     Independent  Auditors'  Report                                        F-34
     Balance  Sheets as of December 31, 1999 and 1998                      F-35
     Statements  of Operations  for the Years Ended  December 31,
     1999, 1998 and 1997                                                   F-36
     Statements of Changes in Partners' Equity for the
       Years Ended December 31, 1999, 1998 and 1997                        F-37
     Statements of Cash Flows
       for the Years Ended December 31, 1999, 1998 and 1997                F-38
     Notes to Financial Statements                                         F-39

Financial Statements of 402 Julia Street Associates
   Limited Partnership (the New Orleans, Louisiana
   Investee Partnership)

     Independent  Auditors'  Report                                        F-45
     Balance  Sheets as of December 31, 1999 and 1998                      F-46
     Statements  of Operations  for the Years Ended  December 31,
     1999, 1998 and 1997                                                   F-47
     Statements of Changes in Partners' Equity (Deficit) for the
       Years Ended December 31, 1999, 1998 and 1997                        F-48
     Statements of Cash Flows for the Years Ended December 31,
       1999, 1998 and 1997                                                 F-49
     Notes to Financial Statements                                         F-50

                          INDEPENDENT AUDITORS' REPORT


The Partners
Historic Preservation Properties 1989 Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheets of Historic Preservation Properties 1989 Limited Partnership (the Partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Historic Preservation Properties 1989 Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.


Lefkowitz, Garfinkel, Champi & DeRienzo P.C.

Providence, Rhode Island
February 4, 2000

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                                     ASSETS

                                                                                               1999                     1998
                                                                                      --------------------     -------------------

INVESTMENTS IN INVESTEE ENTITIES                                                           $   4,060,681            $  4,074,023
     Less reserve for realization of investments
       in Investee Entities                                                                   (3,469,267)             (3,469,267)
                                                                                      --------------------     -------------------
                                                                                                 591,414                 604,756


CASH AND CASH EQUIVALENTS                                                                        476,949                 170,981
OTHER ASSETS                                                                                      64,000                  73,350
                                                                                      --------------------     -------------------

                                                                                           $   1,132,363            $    849,087
                                                                                      ====================     ===================


                                                LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
     Accounts payable and accrued expenses                                                 $      43,686            $     38,342
                                                                                      --------------------     -------------------

              Total liabilities                                                                   43,686                  38,342
                                                                                      --------------------     -------------------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY
     Limited Partners' Equity - Units of  Investor Limited
         Partnership Interest, $1,000 stated value
         per Unit-Issued and outstanding 26,588 units                                          1,309,126               1,033,973
     General Partner's Deficit                                                                  (220,449)               (223,228)
                                                                                      --------------------     -------------------

              Total partners' equity                                                           1,088,677                 810,745
                                                                                      --------------------    --------------------

                                                                                           $   1,132,363            $    849,087
                                                                                      ====================     ===================




  The accompanying notes are an integral part of these financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                       1999               1998                1997
                                                                  ----------------    --------------     ---------------

REVENUE:
     Interest and other income                                         $    7,943        $    6,667         $     8,912
                                                                  ----------------    --------------     ---------------

EXPENSES:
     Operating and administrative                                         236,421           215,621             164,308
                                                                  ----------------    --------------     ---------------


LOSS FROM OPERATIONS                                                     (228,478)         (208,954)           (155,396)

EQUITY IN INCOME
     OF INVESTEE ENTITIES                                                 506,410           269,525              58,874
                                                                  ----------------    --------------     ---------------

NET INCOME (LOSS)                                                     $   277,932        $   60,571         $   (96,522)
                                                                  ================    ==============     ===============

NET INCOME (LOSS) ALLOCATED
     TO GENERAL PARTNER                                               $     2,779        $      606         $      (965)
                                                                  ================    ==============     ===============

NET INCOME (LOSS) ALLOCATED
     TO LIMITED PARTNERS                                              $   275,153        $   59,965         $   (95,557)
                                                                  ================    ==============     ===============

NET INCOME (LOSS) PER UNIT OF INVESTOR LIMITED
     PARTNERSHIP INTEREST, BASED ON 26,588 UNITS
     ISSUED AND OUTSTANDING

                                                                      $     10.35        $     2.26         $     (3.59)
                                                                  ================    ==============     ===============




   The accompanying notes are an integral part of these financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 and 1997



                                                        Units of
                                                        Investor            Investor
                                                        Limited             Limited            General
                                                      Partnership          Partners'          Partner's
                                                        Interest             Equity            Deficit               Total
                                                     ---------------     ---------------   -----------------    -----------------

BALANCE, December 31, 1996                                   26,588        $ 1,069,565         $  (222,869)        $    846,696

  Net Loss                                                        -            (95,557)               (965)             (96,522)
                                                     ---------------     ---------------   -----------------    -----------------

BALANCE, December 31,1997                                    26,588            974,008            (223,834)             750,174

  Net Income                                                     -              59,965                 606               60,571
                                                     ---------------     ---------------   -----------------    -----------------

BALANCE, December 31, 1998                                   26,588          1,033,973            (223,228)             810,745

  Net Income                                                      -            275,153               2,779              277,932
                                                     ---------------     ---------------   -----------------    -----------------

BALANCE, December 31, 1999                                   26,588        $ 1,309,126         $  (220,449)        $  1,088,677
                                                     ===============     ===============   =================    =================



  The accompanying notes are an integral part of these financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                1999                 1998                1997
                                                                           ----------------     ---------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                        $   277,932          $   60,571         $    (96,522)
     Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
         Equity in income of investee entities (over) under
           distributions received                                                  13,342             (38,525)              97,126
         Decrease in other assets                                                   9,350               4,155               23,650
         Increase (decrease) in accounts payable and
           accrued expenses                                                         5,344               4,780              (12,282)
                                                                           ----------------     ---------------     ----------------

             Net cash provided by operating activities                            305,968              30,981               11,972
                                                                           ----------------     ---------------     ----------------


CASH FLOWS FROM INVESTING ACTIVITIES:
         Contribution to investee entity                                                -             (35,288)                   -
                                                                           ----------------     ---------------     ----------------
             Cash used in investing activities                                          -             (35,288)                   -
                                                                           ----------------     ---------------     ----------------

NET INCREASE (DECREASE) IN CASH
         AND CASH EQUIVALENTS                                                     305,968              (4,307)              11,972

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      170,981             175,288              163,316
                                                                           ----------------     ---------------     ----------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                        $   476,949          $  170,981         $     175,288
                                                                           ================     ===============     ================


    The accompanying notes are an integral part of these financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


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

         Boston Historic Partners Limited Partnership (BHP), a Massachusetts limited partnership, is the general partner of HPP'89. BHP was formed in November 1986 for the purpose of organizing, syndicating and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships). As of December 31, 1999, BHP had established three such partnerships, including HPP'89. Officers of Boston Capital Planning Group, Inc. (BCPG), an affiliate of BHP, were the initial limited partners of HPP'89. The initial limited partners withdrew as limited partners upon the first admission of Investor Limited Partners (Limited Partners). Prior to admission of the Limited Partners, all costs incurred by HPP'89 were paid by BHP. On May 3, 1989, the first Limited Partners were admitted to HPP'89 and operations commenced.

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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(2)      Summary of Significant Accounting Policies (Continued)

         Cash, Cash Equivalents and Concentration of Credit Risk

         HPP'89 considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 1999 and 1998, cash equivalents totaled $427,019 and $170,981, respectively.

         At December 31, 1999 and 1998, HPP'89 had approximately $27,000 and $71,000, respectively, of cash and cash equivalents on deposit in a bank in excess of amounts insured by the Federal Deposit Insurance Corporation. Also at December 31, 1999, HPP'89 had $352,019 of money market funds which are not insured or guaranteed.

         Income Taxes

         No provision (benefit) for income taxes is reflected in the accompanying financial statements of HPP'89. Partners of HPP'89 are required to report on their tax returns their allocable share of income, gains, losses, deductions and credits determined on a tax basis.

(3)      Investments  in  Investee  Entities  and Real Estate;
         Commitments and Contingencies

         HPP'89 has general partnership interests in two Investee Entities (three as of December 31, 1998) and is a managing member in another Investee Entity.

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

         Following is a summary of information regarding the Investee Entities and HPP'89's investments therein:

         Jenkins Court Associates Limited Partnership (Jenkins Court) was a Delaware limited partnership which was formed on December 20, 1988 to acquire, construct, rehabilitate, operate and manage a 144,000 net rentable square foot five-story building and 30,000 net rentable square feet of new retail space, including storage areas and parking facilities, located at Old York Road and Rydal Road, Jenkintown Borough, Pennsylvania.

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

         On November 23, 1994, Jenkins Court filed a petition for relief under Chapter 11 of the federal bankruptcy laws in United States Bankruptcy Court for the jurisdiction of the Eastern District of Pennsylvania. On August 31, 1995, after maximum vesting of the remaining Rehabilitation Tax Credits had been achieved for 1995 and

       HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP NOTES TO FINANCIAL STATEMENTS (CONTINUED) FOR THE YEARS ENDED DECEMBER 31, 1999,
                                  1998 AND 1997

(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

         considering the unlikelihood of a successful plan of reorganization, Jenkins Court and the mortgage holder entered into a settlement agreement under which Jenkins Court transferred the deed and title of the property to the mortgage holder. The mortgage holder released Jenkins Court and its guarantors for the entire indebtedness, and Jenkins Court received $25,000 to pay certain professional fees incurred during the bankruptcy proceedings. The transfer of deed and title of the property to the mortgage holder resulted in a recapture of Rehabilitation Tax Credits in 1995 of $44,451 to HPP'89, of which $44,007 was allocated to the Limited Partners of HPP'89. Tax credits allocated to the Limited Partners of HPP'89 totaling $2,758,113 were vested on or before June 15, 1995. Therefore, 98.4% of the Limited Partners' tax credits were vested prior to the loss of the property.

         Although Jenkins Court no longer owned investment property or had property operations after August 31, 1995, the Jenkins Court partnership remained in existence until December 31, 1999 to resolve certain partnership assets and liabilities. Partnership assets included approximately $312,000 of unsecured receivables from the developer and its affiliates which had been fully reserved for, partnership liabilities included approximately $94,000 of trade payables (which had been fully reserved for since HPP'89 did not believe such amount would be recourse to HPP'89), as well as a $250,000 default loan and accrued interest thereon which had been provided by HPP'89 and secured by the developer's interest in an unaffiliated limited partnership.

         In September 1999, HPP'89 collected $113,752 from the proceeds of the collateral securing HPP'89's default loan receivable from Jenkins Court. The $250,000 previously provided to Jenkins Court was initially recorded as a reduction to equity in income of investee entities by HPP'89. The $113,752 received during the year ended December 31, 1999 is included in equity in income of investee entities. In October 1999, Jenkins Court and its affiliates and the developer and its affiliates entered into agreements for mutual release and agreed to liquidate Jenkins Court effective December 31, 1999.

         402  Julia  Street  Associates  Limited  Partnership  (402  Julia) is a
         Delaware limited partnership formed on July 25, 1989 to acquire, construct, rehabilitate, operate and manage a 19,000 square foot site and the building situated thereon and to rehabilitate the building into 24 residential units and approximately 3,500 net rentable square feet of commercial space located thereon at 402 Julia Street, New Orleans, Louisiana. At December 31, 1999, 402 Julia had leased 100% (unaudited) of its residential units and commercial space.

         HPP'89 originally contributed $775,000 to the capital of 402 Julia and owns a general partnership interest therein. HPP'89's original investment in 402 Julia represented approximately 4% of the aggregate amount which HPP'89 has contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan Building.

         On September 16, 1993, HPP'89 sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. HPP'89's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale required an initial payment of $100,000, which was received in September 1993, and requires annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. At December 31, 1999 and 1998, the remaining uncollected payments total $64,000 and $67,500, respectively, which are secured by the interest sold to the developer general partner. The sale transaction did not generate any Investment Tax Credit recapture.

         Rehabilitation Tax Credits generated by 402 Julia and previously allocated to HPP'89 Limited Partners totaled $248,796 since inception. As of March 31, 1995, 100% of these credits were fully vested.

         HPP'89 recorded net income from the 402 Julia Investment of $6,634 for the year ended December 31, 1999, and a net loss of $17,345 and $10,596, respectively, for the years ended December 31, 1998,and 1997, as well as amortization of $3,252 for each of the years ended December 31, 1999, 1998 and 1997.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

         Portland Lofts Associates Limited Partnership (Portland Lofts) is a Delaware limited partnership formed on August 8, 1989 to acquire, construct, rehabilitate, operate and manage three buildings containing 89 residential units and 29,250 square feet of ground floor space useable as either commercial space or as home/studio space for artists, located at 555 Northwest Park Avenue in Portland, Oregon. At December 31, 1999, Portland Lofts had leased approximately 89% (unaudited) of its residential apartment units and 100% (unaudited) of the commercial space for a combined occupancy of 92% (unaudited).

         HPP'89 contributed $3,820,000 through December 31, 1999 to the capital of Portland Lofts and owns a general partnership interest therein. HPP'89's investment in Portland Lofts represents approximately 21% of the aggregate amount which HPP'89 originally contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan Building.

         Rehabilitation Tax Credits generated by Portland Lofts and allocated to HPP'89's Limited Partners totaled $1,775,571 since inception. As of April 1, 1996, 100% of these tax credits were fully vested.

         In 1990, HPP'89 had reserved against its investment in Portland Lofts reducing such investment to zero due to the substantial doubt that Portland Lofts may not be able to continue as a going concern. Due to a debt refinancing completed in June 1996, Portland Lofts is expected to continue as a going concern.

         For the year ended December 31, 1997, Portland Lofts allocated a net loss of $173,710 and paid cash distributions of $156,000 to HPP'89. As mentioned in Note 2, generally, under the equity method of accounting, an investment may not be carried below zero. During 1997, HPP'89's investment in Portland Lofts was reduced to zero due to allocated losses and distributions received. Although HPP'89's investment in Portland Lofts has been reduced to zero, Portland Lofts is expected to continue as a going concern and to continue to provide distributions to HPP'89. At December 31, 1997, HPP'89 had cumulative unrecorded losses totaling $95,392 relating to the Portland Lofts investment.

         For the years ended December 31, 1999 and 1998, HPP'89 was allocated net income of $50,786 and $4,404, respectively, from Portland Lofts, thereby decreasing the cumulative unrecorded loss relating to the Portland Lofts investment to $40,202 at December 31, 1999.

         For each of the years ended December 31, 1999, 1998 and 1997, HPP'89 received distributions of $156,000 from the Portland Lofts investment. Distributions received of $156,000 for each of the years ended December 31, 1999 and 1998, and $54,206 for the year ended December 31, 1997, were recorded as equity in income of investee entities.

         The Cosmopolitan at Mears Park, LLC (TCAMP) On December 18, 1989, HPP'89 acquired the Cosmopolitan Building containing 255 residential units and approximately 2,200 square feet of commercial space. The building was renovated, and certain renovation costs qualified for Rehabilitation Tax Credits. HPP'89's investment in The Cosmopolitan Building represented approximately 39% of the aggregate amount which HPP'89 originally contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan Building. During the year ended December 31, 1999, the economic occupancy of TCAMP was 97% (unaudited).

         Rehabilitation Tax Credits generated by the purchase of the Cosmopolitan Building and previously allocated to HPP'89's Limited Partners totaled $4,307,491 since inception. As of December 31, 1994, 100% of these tax credits were fully vested.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

         Effective March 15, 1996, HPP'89 contributed the Cosmopolitan Building, and certain other assets and liabilities, to TCAMP (a Limited Liability Company) for a 50% ownership interest. Concurrently, another member contributed $650,000 cash to TCAMP for a 50% ownership interest. Simultaneously, TCAMP issued a mortgage note in the amount of $7,000,000, the proceeds of which, along with the $650,000 contributed cash, were used to settle in full HPP'89's mortgage note payable related to the Cosmopolitan Building. As of March 15, 1996, the Partnership accounts for its investment in TCAMP under the equity method of accounting.

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

         HPP'89 recorded net income of $233,276, $134,122 and $96,834 for the years ended December 31, 1999, 1998 and 1997, respectively, from the TCAMP Investment. HPP'89 received cash distributions of $250,000 and $75,000 from TCAMP for the years ended December 31, 1999 and 1998, respectively.

         HPP'89's investments in the Investee Entities at December 31, 1999 and 1998 are summarized as follows:

         Cumulative:                                                        1999                       1998
                                                                   ---------------------      ---------------------
         Investment and advances made in cash                           $    4,880,288        $         4,880,288
         Evaluation and acquisition costs                                      835,709                    835,709
         Interest capitalization and other costs                                39,615                     39,615
         Net equity in loss of Investee Entities                              (483,131)                  (879,041)
         Reserves for realization of investments                            (3,469,267)                (3,469,267)
         Amortization of certain costs                                         (52,980)                   (49,728)
         Distributions received from Investee Entities                        (917,200)                  (511,200)
         Sale of one third interest of Investee Entity                        (241,620)                  (241,620)
                                                                   ---------------------      ---------------------

                                                                         $     591,414              $     604,756
                                                                   =====================      =====================

         The above summary of HPP'89's investments in Investee Entities does not include its investment in Jenkins Court.

         The equity in income of Investee Entities reflected in the accompanying statements of operations included income of $395,910 (prior to recovery of $113,752 default loan receivable), $272,777 and $62,126 for the years ended December 31, 1999, 1998 and 1997, respectively, and annual amortization of certain costs of $3,252, for the years ended December 31, 1999, 1998 and 1997, respectively.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

         Summary combined balance sheets of the Investee Entities as of December 31, 1999 and 1998, and summary combined statements of operations for the years ended December 31, 1999, 1998 and 1997 are as follows. The combined balance sheet and statements of operations do not include the Jenkins Court Investment for the year ended December 31, 1999.

                                                     COMBINED BALANCE SHEETS
                                                              ASSETS

                                                                           1999                    1998

                                                                    ------------------     -------------------
         Buildings and improvements, (net of accumulated
             depreciation; $4,004,320, 1999; $3,446,938, 1998)          $   14,878,362           $  15,344,965
         Land                                                                2,041,326               2,041,326
         Other assets (net of accumulated amortization;
             $174,866, 1999; $123,795, 1998)                                   437,574                 600,899
         Cash and cash equivalents                                             453,186                 287,348
                                                                     ------------------     -------------------

                  Total assets                                          $   17,810,448          $   18,274,538
                                                                     ==================     ===================

                                                 LIABILITIES AND PARTNERS' EQUITY

                                                                           1999                    1998
                                                                     ------------------     ------------------
          Liabilities:
          Mortgage and notes payable                                    $   13,151,807          $   13,339,188
          Other liabilities                                                    687,191                 726,135
                                                                     ------------------      ------------------

               Total liabilities                                            13,838,998              14,065,323
                                                                     ------------------      ------------------


          Partners' equity:
               HPP'89                                                        2,794,074               3,311,062
               Other partners                                                1,177,376                 898,153
                                                                     ------------------      ------------------

                  Total partners' equity                                     3,971,450               4,209,215
                                                                     ------------------      ------------------


                     Total liabilities and partners' equity             $   17,810,448          $   18,274,538
                                                                     ==================      ==================

      Members' equity in TCAMP has been classified as partners'equity in the combined balance sheets.


                                                COMBINED STATEMENTS OF OPERATIONS

                                                            1999                  1998                  1997
                                                     -------------------    -----------------    -------------------

   Revenue:
           Rental revenue                                $   4,178,519         $  3,904,024          $   3,626,904
           Interest and other income                            78,077               56,095                 76,817
                                                     -------------------    -----------------    -------------------
                                                             4,256,596            3,960,119              3,703,721
                                                     -------------------    -----------------    -------------------

         Interest expense                                    1,207,119            1,239,999              1,269,792
         Depreciation and amortization                         608,453              613,471                594,870
         Operating expenses                                  1,913,019            1,860,506              1,837,075
                                                     -------------------    -----------------    -------------------
                                                             3,728,591            3,713,976              3,701,737
                                                     -------------------    -----------------    -------------------

   Net income from operations                             $    528,005          $   246,143            $     1,984
                                                     ===================    =================    ===================
    Net income (loss) allocated to HPP'89                 $    290,696          $   121,182           $    (87,472)
                                                     ===================    =================    ===================

    Net income allocated to other partners                $    237,309          $   124,961           $     89,456
                                                     ===================    =================    ===================

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

 (4)     Transactions With Related Parties and Commitments

         HPP'89 engaged Claremont Management Corporation (CMC), a Massachusetts corporation related party through ownership by a member of TCAMP, to provide asset management, accounting and investor services. CMC provided such services for an annual management fee of $67,200 plus reimbursement of all its costs of providing these services. The contract with CMC expired June 30, 1998. For the period January 1, 1998 through June 30, 1998 and for the year ended December 31, 1997, CMC was reimbursed $50,716 and $73,850, respectively, for operating costs.

         Effective July 1, 1998, HPP'89 engaged Gunn Financial, Inc. (GFI), an unaffiliated Massachusetts corporation, to provide accounting, asset management and investor services. GFI provides such services for an annual management fee of $63,000 plus reimbursement of all its costs of providing these services. The agreement expires on the earlier of June 30, 2006 or liquidation of the Partnership, as defined. For the year ended December 31, 1999 and for the period July 1, 1998 through December 31, 1998, GFI was reimbursed $120,218 and $56,109 for operating costs, respectively.


 (5)     Fair Value of Financial Instruments

         The fair values of cash and cash equivalents and accounts payable and accrued expenses at December 31, 1999 and 1998 approximate their carrying amounts due to their short maturities.

      Independent Auditors' Report on Accompanying Information


The Partners
Historic Preservation Properties 1989 Limited Partnership
Boston, Massachusetts


We have audited, in accordance with generally accepted auditing standards, the financial statements of Historic Preservation Properties 1989 Limited Partnership as of December 31, 1999 and 1998, and for each of the years in the three-year period ended December 31, 1999 included in this Form 10-K and have issued our report thereon dated February 4, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule is the responsibility of the Partnership's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The information included in this schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements, and in our opinion fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements as a whole.


Lefkowitz, Garfinkel, Champi & DeRienzo, P.C.


Providence, Rhode Island
February 4, 2000

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
              REAL ESTATE & ACCUMULATED DEPRECIATION HELD DIRECTLY
                              BY INVESTEE ENTITIES
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)


                                                                                                               Costs Capitalized
                                                                        Initial Costs                   Subsequent to Acquisition

               Description and                                                       Building &         Improvements        Carrying
             Ownership Percentage                Encumbrances          Land        Improvements-                              Cost

Residential Building/Commercial Building
    402 Julia Street Associates L.P.
    New Orleans, Louisiana
65%                                                  $    1,084          $ 133           $    282           $   1,154     $   145


Residential Building/Commercial Building
    Portland Lofts Associates L.P.
    Portland, Oregon

99%                                                       5,385            900                886               9,273         610


Residential Building
    The Cosmopolitan at Mears Park, LLC
    St. Paul, Minnesota
50%                                                       6,683          1,009              6,074                 458           -
                                                ----------------     ----------    ---------------     ---------------    ----------


Total                                                $   13,152         $2,042          $   7,242          $   10,885      $  755
                                                ================     ==========    ===============     ===============    ==========


            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
              REAL ESTATE & ACCUMULATED DEPRECIATION HELD DIRECTLY
                              BY INVESTEE ENTITIES
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)


                                                                                  Gross Amounts at
                                                                             December 31, 1999 (Note 1)

                 Description and                                   Building &            Total             Accumulated
              Ownership Percentage                   Land         Improvements-         (Note 3)          Depreciation
                                                                                                            (Note 2)
Residential Building/Commercial Building
    402 Julia Street Associates L.P.
    New Orleans, Louisiana
65%                                                    $ 133           $   1,581          $   1,714            $     395


Residential Building/Commercial Building
    Portland Lofts Associates L.P.
    Portland, Oregon

99%                                                      900              10,769             11,669                2,719


Residential Building
    The Cosmopolitan at Mears Park, LLC
    St. Paul, Minnesota
50%                                                    1,009               6,532              7,541                  890
                                                   ----------    ----------------    ---------------     ----------------


Total                                                 $2,042          $   18,882         $   20,924           $    4,004
                                                   ==========    ================    ===============     ================



            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
              REAL ESTATE & ACCUMULATED DEPRECIATION HELD DIRECTLY
                              BY INVESTEE ENTITIES
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)



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

Residential Building/Commercial Building
    402 Julia Street Associates L.P.
    New Orleans, Louisiana
65%                                                              8/1/89              7/25/89                40


Residential Building/Commercial Building
    Portland Lofts Associates L.P.
    Portland, Oregon

99%                                                             8/31/89               8/8/89                40


Residential Building
    The Cosmopolitan at Mears Park, LLC
    St. Paul, Minnesota
50%                                                             12/18/89             3/15/96                34


            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
              REAL ESTATE & ACCUMULATED DEPRECIATION HELD DIRECTLY
                        BY INVESTEE ENTITIES (CONTINUED)
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)

Note 1: The aggregate cost of each property on a tax basis net of the reduction due to the rehabilitation tax credit at December 31, 1999, 1998 and 1997 are as follows:

                                                        1999                       1998                        1997
                                                  -----------------        ---------------------       ---------------------
         Jenkintown, Pennsylvania                     $        -                  $       -                   $        -


         New Orleans, Louisiana                            1,457                       1,457                       1,457


         Portland, Oregon                                  4,207                       4,207                       4,207


         St. Paul, Minnesota                              16,710                      16,638                      16,598
                                                  -----------------        ---------------------       ---------------------


                                                      $   22,374                 $    22,302                 $    22,262
                                                  =================        =====================       =====================



Note 2:  The changes in  accumulated  depreciation  for the years ended
         December  31,  1999,  1998 and 1997 are as follows:

                                                        1999                       1998                        1997
                                                  -----------------        ---------------------       ---------------------

         Balance at beginning of period               $    3,447                 $     2,897                 $     2,351


         Depreciation during the year                        557                         550                         546


         Transfer of property                                  -                           -                           -
                                                  -----------------        ---------------------       ---------------------


                                                      $    4,004                 $     3,447                 $     2,897
                                                  =================        =====================       =====================


            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
              REAL ESTATE & ACCUMULATED DEPRECIATION HELD DIRECTLY
                        BY INVESTEE ENTITIES (CONTINUED)
                                DECEMBER 31, 1999
                                 (IN THOUSANDS)


Note 3: The changes in total costs of land, building and improvements for the years ended December 31, 1999, 1998 and 1997 are as follows:


                                                        1999                       1998                        1997
                                                  -----------------        ---------------------       ---------------------

         Balance at beginning of period               $   20,834                 $    20,794                 $    20,774


         Additional improvements                              90                          40                          20


                                                  -----------------        ---------------------       ---------------------

         Balance at end of period                     $   20,924                 $    20,834                 $    20,794
                                                  =================        =====================       =====================
