Form 10QSB
period 2000-03-31
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 2000-05-12
CIK 839614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X]   Quarterly  Report  Pursuant to Section 13 or 15 (d) of the  Securities
Exchange Act of  1934
        For  the  quarter  ended  March  31,  2000
                or
[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period from              to

Commission File Number 33-24129

Historic Preservation Properties 1989 Limited Partnership
(Exact Name of Small Business Issuer as Specified in Its Charter)

      Delaware                                                   04-3021042
(State or Other Jurisdiction                                  (I.R.S. Employer
    of Incorporation or                                     Identification No.)
      Organization)

45 Broad Street,  Boston,  Massachusetts        02109
(Address of Principal Executive Offices)    (Zip Code)

Issuer's Telephone Number, Including Area Code (617) 338-6900

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                                   FORM 10-QSB
                        MARCH 31, 2000 TABLE OF CONTENTS






PART  I  -  FINANCIAL INFORMATION

         Financial Statements

              Balance Sheets                                              3

              Statements of Operations                                    4

              Statements of Partners' Equity (Deficit)                    5

              Statements of Cash Flows                                    6

              Notes to Financial Statements                               7-12

          Management's Discussion and Analysis of Financial
                  Condition or Plan of Operation                          13-14

PART II  -  Other Information                                             15

              Signatures                                                  16

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999



                                     ASSETS
                                                                                             2000                     1999
                                                                                     --------------------     --------------------
                                                                                          (Unaudited)

INVESTMENTS IN INVESTEE ENTITIES                                                           $   4,047,376            $   4,060,681
     Less reserve for realization of investments
       In Investee entity                                                                     (3,469,267)             (3,469,267)
                                                                                      --------------------     --------------------

                                                                                                 578,109                  591,414

CASH EQUIVALENTS                                                                                 537,144                  476,949
OTHER ASSETS                                                                                      65,729                   64,000
                                                                                      --------------------     --------------------


                                                                                           $   1,180,982           $    1,132,363
                                                                                      ====================     ====================


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
     Accounts payable and accrued expenses                                                 $      45,183           $       43,686
                                                                                      --------------------     --------------------

              Total liabilities                                                                   45,183                   43,686
                                                                                      --------------------     --------------------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY
     Limited Partners' Equity - Units of  Investor Limited
         Partnership Interest, $1,000 stated value
         per Unit-Issued and outstanding 26,588 units                                          1,355,777                1,309,126
     General Partner's Deficit                                                                  (219,978)                (220,449)
                                                                                      --------------------     --------------------

              Total partners' equity                                                           1,135,799                1,088,677
                                                                                      --------------------    ---------------------

                                                                                           $   1,180,982            $   1,132,363
                                                                                      ====================     ====================



      The accompanying notes are an integral part of these financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

                                                                                         2000                 1999
                                                                                  ----------------    -----------------


REVENUE:
     Interest and other income                                                         $   5,787            $   1,858
                                                                                  ----------------    -----------------
EXPENSES:
     Operating and administrative                                                         84,360               57,898
                                                                                  ----------------    -----------------
LOSS FROM OPERATIONS                                                                    ( 78,573)             (56,040)

EQUITY IN INCOME OF INVESTEE ENTITIES                                                    125,695              112,641
                                                                                  ----------------    -----------------


NET INCOME                                                                            $   47,122           $   56,601
                                                                                  ================    =================

NET INCOME ALLOCATED TO GENERAL PARTNER                                               $      471           $      566
                                                                                  ================    =================

NET INCOME ALLOCATED TO LIMITED PARTNERS                                              $   46,651           $   56,035
                                                                                  ================    =================
NET INCOME PER UNIT OF INVESTOR LIMITED
     PARTNERSHIP INTEREST, BASED ON 26,588 UNITS
     ISSUED AND OUTSTANDING                                                           $     1.75           $     2.11
                                                                                  ================    =================


      The accompanying notes are an integral part of these financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                 FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND
                      FOR THE YEAR ENDED DECEMBER 31, 1999


                                                    Units of
                                                    Investor            Investor
                                                     Limited            Limited              General
                                                   Partnership         Partners'            Partner's
                                                    Interest             Equity              Deficit               Total
                                                  --------------    -----------------    ----------------    ------------------

BALANCE, December 31, 1998                               26,588        $ 1,033,973          $  (223,228)          $    810,745

  Net Income                                                 -             275,153                2,779                277,932
                                                --------------    -----------------    ----------------    ------------------

BALANCE, December 31, 1999                               26,588          1,309,126             (220,449)             1,088,677

  Net Income (unaudited)                                      -             46,651                  471                 47,122
                                                  --------------    -----------------    ----------------    ------------------

BALANCE, March 31, 2000 (unaudited)                      26,588        $ 1,355,777          $  (219,978)          $  1,135,799
                                                  ==============    =================    ================    ==================


      The accompanying notes are an integral part of these financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                                       2000                   1999
                                                                                  ------------------     -----------------



CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                         $   47,122            $   56,601
     Adjustment to reconcile net income to
       net cash provided by (used in) operating activities:
         Equity in income in investee entities over (under)
            distributions received                                                          13,305               (73,641)
         Increase in other assets                                                           (1,729)                   -
         Increase (decrease) in accounts payable and accrued expenses                        1,497               (21,326)
                                                                                  ------------------     ------------------
             Net cash provided by (used in) operating activities                            60,195               (38,366)
                                                                                  ------------------     -----------------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS                                                 60,195               (38,366)

CASH EQUIVALENTS, BEGINNING OF PERIOD                                                      476,949               170,981
                                                                                  ------------------     -----------------

CASH EQUIVALENTS, END OF PERIOD                                                        $   537,144            $  132,615
                                                                                  ==================     =================

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                                            $         -            $        -
                                                                                  ==================     =================


      The accompanying notes are an integral part of these financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS MARCH 31, 2000
                                  (UNAUDITED)


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

         The general partner of HPP'89 is Boston Historic Partners Limited Partnership (BHP), a Massachusetts limited partnership. BHP was formed in November 1986 for the purpose of organizing, syndicating and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships). As of March 31, 2000, BHP has established three such partnerships, including HPP'89.

(2)      Basis of Presentation

         The accompanying unaudited financial statements of HPP'89 have been prepared in accordance with generally accepted principles for interim financial information and generally with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1999 for HPP'89, as filed with the Securities and Exchange Commission.

(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies

         HPP'89 currently has general partnership interests in two Investee Entities and is a managing member in another Investee Entity. HPP'89 also had a general partnership interest in a former Investee Entity, Jenkins Court.

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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2000
                                   (UNAUDITED)


(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

         HPP'89 originally contributed $6,563,064 through the date of Jenkins Court's Chapter 11 filing (see below) to the capital of Jenkins Court and had a general partnership interest therein. HPP'89's investment in Jenkins Court represented approximately 36%of the aggregate amount which HPP'89 originally contributed to the capital of its three Investee Entities acquired during 1989 and to purchase its direct interest in the Cosmopolitan Building.

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

         In September 1999, HPP'89 collected $113,752 from the proceeds of the collateral securing a $250,000 default loan receivable by HPP'89 from Jenkins Court. The $250,000 previously provided to Jenkins Court was initially recorded as a reduction to equity in income of investee entities by HPP'89. The $113,752 received during the year ended December 31, 1999 was included in equity in income of investee entities. In October 1999, Jenkins Court and its affiliates and the developer and its affiliates entered into agreements for mutual release and agreed to liquidate Jenkins Court effective December 31, 1999.

         402  Julia  Street  Associates  Limited  Partnership  (402  Julia) is a
         Delaware limited partnership formed on July 25, 1989 to acquire, construct, rehabilitate, operate and manage a 19,000 square foot site and the building situated thereon and to rehabilitate the building into 24 residential units and approximately 3,500 net rentable square feet of commercial space located thereon at 402 Julia Street, New Orleans, Louisiana. During the three months ended March 31, 2000, the economic occupancy of its residential units was 96% and the economic occupancy for its commercial space was 100% for a combined economic occupancy of 96%.

         HPP'89 originally contributed $775,000 to the capital of 402 Julia and owns a general partnership interest therein. HPP'89's original investment in 402 Julia represented approximately 4% of the aggregate amount which HPP'89 has contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan Building.

         On September 16, 1993, HPP'89 sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. HPP'89's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale required an initial payment of $100,000, which was received in September 1993, and requires annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. At March 31, 2000 and December 31, 1999, the remaining uncollected payments total $64,000, which are secured by the interest sold to the developer general partner. The sale transaction did not generate any Investment Tax Credit recapture.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2000
                                   (UNAUDITED)


(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

         Rehabilitation Tax Credits generated by 402 Julia and previously allocated to HPP'89 Limited Partners totaled $248,796 since inception. As of March 31, 1995, 100% of these credits were fully vested.

         HPP'89 recorded net income from the 402 Julia Investment of $10,583 and $4,685, respectively, for the three months ended March 31, 2000 and 1999, as well as amortization of $813 for each of the three months ended March 31, 2000 and 1999.

         Portland Lofts Associates Limited Partnership (Portland Lofts) is a Delaware limited partnership formed on August 8, 1989 to acquire, construct, rehabilitate, operate and manage three buildings containing 89 residential units and 29,250 square feet of ground floor space useable as either commercial space or as home/studio space for artists, located at 555 Northwest Park Avenue in Portland, Oregon. During the three months ended March 31, 2000, the economic occupancy of its residential units was 84% and the economic occupancy for its commercial space was 90% for a combined economic occupancy of 86%.

         HPP'89 originally contributed $3,820,000 to the capital of Portland Lofts and owns a general partnership interest therein. HPP'89's investment in Portland Lofts represents approximately 21% of the aggregate amount which HPP'89 originally contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan Building.

         Rehabilitation Tax Credits generated by Portland Lofts and allocated to HPP'89's Limited Partners totaled $1,775,571 since inception. As of April 1, 1996, 100% of these tax credits were fully vested.

         In 1990, HPP'89 had reserved against its investment in Portland Lofts reducing such investment to zero due to the substantial doubt that Portland Lofts may be able to continue as a going concern. However, due to a debt refinancing completed in June 1996, Portland Lofts is now expected to continue as a going concern.

         Generally, under the equity method of accounting, an investment may not be carried below zero. Also, all prior cumulative unrecorded losses of an investment must be taken into account in recording the balance of such investment. As of March 31, 2000, the net cumulative activity produced by the Portland Lofts investment since inception has resulted in a net cumulative unrecorded loss. For the three months ended March 31, 2000 and 1999, HPP'89 was allocated a net loss of $9,856 and $12,371, respectively, from Portland Lofts, thereby as of March 31, 2000, the cumulative unrecorded loss relating to the Portland Lofts investment totaled $50,057.

         For each of the three months ended March 31, 2000 and 1999, HPP'89 received distributions of $39,000 from the Portland Lofts investment and such distributions were recorded as equity in income of investee entities.

         The Cosmopolitan at Mears Park, LLC (TCAMP) On December 18, 1989, HPP'89 acquired the Cosmopolitan Building containing 255 residential units and approximately 2,200 square feet of commercial space. The building was renovated, and certain renovation costs qualified for Rehabilitation Tax Credits. HPP'89's investment in The Cosmopolitan Building represented approximately 39% of the aggregate amount which HPP'89 originally contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan Building. During the three months ended March 31, 2000, the economic occupancy of TCAMP was 94%.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2000
                                   (UNAUDITED)


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

         HPP'89 recorded net income of $76,925 and $69,767 for the three months ended March 31, 2000 and 1999, respectively, from the TCAMP Investment. HPP'89 received cash distributions of $100,000 from TCAMP for the three months ended March 31, 2000. As of March 31, 2000, HPP'89 has $50,292 of undistributed cumulative earnings from the TCAMP investment.

         HPP'89's  investments  in the  Investee  Entities  (excluding  Jenkins
         Court) at March 31, 2000 and December 31, 1999 are summarized as follows:

         Cumulative:                                                       2000                       1999
                                                                   ---------------------      ---------------------
                                                                                                   (Audited)
         Investment and advances made in cash                           $    4,880,288             $    4,880,288
         Evaluation and acquisition costs                                      835,709                    835,709
         Interest capitalization and other costs                                39,615                     39,615
         Net equity in loss of Investee Entities                              (395,623)                  (483,131)
         Reserves for realization of investments                            (3,469,267)                (3,469,267)
         Amortization of certain costs                                         (53,793)                   (52,980)
         Distributions received from Investee Entities                      (1,056,200)                  (917,200)
         Sale of one third interest of Investee Entity                        (241,620)                  (241,620)
                                                                   ---------------------      ---------------------
                                                                        $      539,109             $      591,414
                                                                   =====================      =====================

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2000
                                   (UNAUDITED)


(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

         The equity in income of Investee Entities reflected in the accompanying statements of operations include income of $126,508 and $113,454 for the three months ended March 31, 2000 and 1999, respectively, and amortization of certain costs of $813, for the three months ended March 31, 2000 and 1999, respectively.

         Summary combined balance sheets of the Investee Entities as of March 31, 2000 and December 31, 1999, and summary combined statements of operations for the three months ended March 31, 2000 and 1999 are as follows. The combined balance sheet and statements of operations do not include the Jenkins Court Investment.

                             COMBINED BALANCE SHEETS
                                     ASSETS

                                                                           2000                    1999
                                                                      ------------------     -------------------
                                                                                                (Audited)
         Buildings and improvements, (net of accumulated
             Depreciation; $4,140,432, 2000; $4,004,320, 1999)          $   14,775,358           $  14,878,362
         Land                                                                2,041,326               2,041,326
         Other assets (net of accumulated amortization;
             $187,844, 2000; $123,795, 1999)                                   485,114                 437,574
         Cash and cash equivalents                                             439,803                 453,186
                                                                     ------------------     -------------------

                  Total assets                                          $   17,741,601          $   17,810,448
                                                                     ==================     ===================

                        LIABILITIES AND PARTNERS' EQUITY

                                                                               2000                    1999
                                                                     ------------------      -------------------
           Liabilities:
           Mortgage and notes payable                                   $   13,102,301          $   13,151,807
           Other liabilities                                                   751,381                 687,191
                                                                     ------------------      ------------------

                  Total liabilities                                         13,853,682              13,838,998
                                                                     ------------------      ------------------


            Partners' equity:
               HPP'89                                                        2,732,726               2,794,074
               Other partners                                                1,155,193               1,177,376
                                                                     ------------------      ------------------

                  Total partners' equity                                     3,887,919               3,971,450
                                                                     ------------------      ------------------

                     Total liabilities and partners' equity             $   17,741,601          $   17,810,448
                                                                     ==================      ==================

         Members' equity in TCAMP has been classified as partners' equity in the combined balance sheets.

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2000
                                   (UNAUDITED)


(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)


                        COMBINED STATEMENTS OF OPERATIONS

                                                                                 2000                 1999

                                                                          -------------------    ----------------

         Revenue:
                 Rental revenue                                               $   1,045,611        $  1,022,743
                 Interest and other income                                           21,342              13,464
                                                                            ----------------      --------------
                                                                                  1,066,953           1,036,207
                                                                          -------------------    ----------------

         Expenses:
               Interest expense                                                     299,053             303,806
               Depreciation and amortization                                        149,091             149,185
               Operating expenses                                                   458,714             458,624
                                                                          -------------------    ----------------
                                                                                    906,858             911,615
                                                                          -------------------    ----------------


         Net income from operations                                            $    160,095         $   124,592
                                                                          ===================    ===================
          Net income allocated to HPP'89                                       $     77,653          $   52,556
                                                                          ===================    ================

          Net income allocated to other partners                               $     82,442          $   72,036
                                                                          ===================    ================

(4)      Commitments

         Effective July 1, 1998, HPP'89 engaged Gunn Financial, Inc. (GFI), an unaffiliated Massachusetts corporation, to provide accounting, asset management and investor services. GFI provides such services for an annual management fee of $63,000 plus reimbursement of all its costs of providing these services. The agreement expires on the earlier of June 30, 2006 or liquidation of the Partnership, as defined. For the three months ended March 31, 2000 and 1999, GFI was reimbursed $42,507 and $33,206 for operating costs, respectively.


 (5)     Fair Value of Financial Instruments

         The fair values of cash equivalents and accounts payable and accrued expenses at March 31, 2000 and December 31, 1999 approximate their carrying amounts due to their short maturities.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION OR PLAN OF OPERATION
                                 MARCH 31, 2000


The following discussion should be read in conjunction with the accompanying financial statements for the three month periods ended March 31, 2000 and March 31, 1999 and the Form 10-K for the year ended December 31, 1999.

Special Note Regarding Forward-Looking Statements. Certain statements in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. The Partnership's actual results could differ materially from those anticipated in these forward-looking statements. Limited partners, potential investors and other readers are urged to consider that factor and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are made as of the date of this report, and the Partnership undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances. Liquidity and Capital Resources. The Partnership terminated its offering of Units on December 29, 1989, at which time Limited Partners had purchased 26,588 Units, representing gross capital contributions of $26,588,000. The Partnership originally invested an aggregate of $11,158,064 in three Investee Partnerships which owned or acquired real properties, the rehabilitation of which qualified for Rehabilitation Tax Credits. The Partnership also originally invested $5,000,000 in the Cosmopolitan, real property that the Partnership had purchased directly, and was required to place a total of $2,000,000 in an escrow account with the mortgage lender for this property for the purpose of funding operating deficits.

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

Portland Lofts is a mix-use property located in Portland, Oregon with 89 residential units and 29,250 square feet of commercial space. On June 20, 1996, Portland Lofts issued a promissory mortgage note in the amount of $5,625,000 and a promissory note to a general partner in the amount of $340,000 to provide sufficient funds to refinance its mortgage debt and pay in full certain other debt and all related closing costs.

402 Julia is a mix-use property located in New Orleans, Louisiana with 24 residential units and 3,500 square feet of commercial space. On September 16, 1993, HPP'89 sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. HPP'89's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale required an initial payment of $100,000, which was received in September 1993, and requires annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. On July 17, 1998, 402 Julia refinanced its mortgage debt by issuing a promissory note to a new lender in the amount of $1,000,000.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION OR PLAN OF OPERATION (CONTINUED)
                                 MARCH 31, 2000


Jenkins Court was a 174,000 square foot building located in Jenkintown, Pennsylvania leased to office and retail tenants. Jenkins Court filed for protection under Chapter 11 Federal Bankruptcy laws on November 23, 1994. On August 31, 1995, after maximum vesting of the remaining Rehabilitation Tax Credits had been achieved for 1995, and considering the unliklihood of a successful plan of reorganization, Jenkins Court negotiated with the mortgage holder to transfer the deed and the title of the property to the mortgage holder, in lieu of foreclosure. The Jenkins Court partnership remained in existence through December 31, 1999 until the resolution of certain partnership assets and liabilities.

As of March 31, 2000, the Partnership had $537,144 of total cash. HPP'89's cash is used primarily to fund general and administrative expenses of managing the public fund. The Partnership's only source of short-term liquidity is from distributions received from Investee Entities. The Partnership expects to continue to fund its expenses with cash flow distributions from Portland Lofts and TCAMP.

The short-term liquidity of the Investee Entities depends on their ability to generate sufficient rental income to fund operating expenses and debt service requirements. TCAMP, Portland Lofts and 402 Julia have stabilized operations and TCAMP and Portland Lofts are expected to generate cash flow. The Partnership received distributions from Portland Lofts of $39,000 for each of the three months ended March 31, 2000 and 1999. The Partnership received distributions from TCAMP of $100,000 for the three months ended March 31, 2000.

Cash flow generated from the Partnership's investment properties and the Partnership's share of the proceeds from the sale of such properties is expected to be the source of future long-term liquidity.

Results of Operations. The Partnership recorded net income, under generally accepted accounting principles, of $47,122 for the three months ended March 31, 2000, compared to net income of $56,601 for the three months ended March 31, 1999. This decrease in net income is attributable to an increase in operating and administrative expenses of approximately $26,500 offset by increases in equity income of investee entities of approximately $13,000 and interest and other income of $3,900. The increase in equity in income of investee entities is due to the operating activity from TCAMP and 402 Julia. HPP'89's allocated net income from TCAMP increase by approximately $7,000, for the three months ended March 31, 2000 as compared to the same period in 1999, primarily due to increased revenue, as a result of increased rental income rates. HPP'89's allocated net income from 402 Julia increased by approximately $6,000 for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999, primarily due to an increase in rental income. Operating and administrative expenses increased for the three months ended March 31, 2000 compared to the three months ended March 31, 1999, mainly due to increases in overhead costs, legal, tax preparation expense, and investor correspondence expense.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           PART II - OTHER INFORMATION
                                 MARCH 31, 2000


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

Item 3.           Defaults Upon Senior Securities - Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders - Not applicable.

Item 5.           Other Information - Not applicable.

Item 6.           Exhibits and Reports from Form 8-K

                  (a) Exhibits - None.

                  (b) Reports from Form 8-K - None.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HISTORIC PRESERVATION PROPERTIES 1989
                              LIMITED PARTNERSHIP

                              By: Boston Historic Partners Limited Partnership General Partner

                                   By: Portfolio Advisory Services, Inc.
                                       General Partner

Date:  May 1, 2000                     By:       /s/ Terrence P. Sullivan
                                                 Terrence P. Sullivan
                                                 President

                                       and


Date:  May 1, 2000                     By:      /s/ Terrence P. Sullivan
                                                Terrence P. Sullivan
                                                General Partner