Form 10QSB
period 2000-06-30
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 2000-08-14
CIK 839614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarter ended June 30, 2000 or [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 33-24129

Historic Preservation Properties 1989 Limited Partnership
(Exact Name of Small Business Issuer as Specified in Its Charter)

      Delaware                                                   04-3021042
(State or Other Jurisdiction                                 I.R.S. Employer
    of Incorporation or                                      Identification No.)
      Organization)

45 Broad Street,  Boston,  Massachusetts        02109
(Address of Principal Executive Offices)    (Zip Code)

Issuer's Telephone Number, Including Area Code (617) 338-6900























            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                                   FORM 10-QSB

                                  JUNE 30, 2000

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










            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999



                                     ASSETS

                                                                                             2000                     1999

                                                                                   --------------------     --------------------
                                                                                          (Unaudited)

INVESTMENTS IN INVESTEE ENTITIES                                                           $   4,048,476            $   4,060,681
     Less reserve for realization of investments
       In Investee entity                                                                     (3,469,267)              (3,469,267)
                                                                                      --------------------     --------------------
                                                                                                 579,209                  591,414

CASH EQUIVALENTS                                                                                 570,879                  476,949
OTHER ASSETS                                                                                      64,000                   64,000
                                                                                      --------------------     --------------------


                                                                                           $   1,214,088           $    1,132,363
                                                                                      ====================     ====================


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
     Accounts payable and accrued expenses                                                   $    31,539             $     43,686
                                                                                      --------------------     --------------------

              Total liabilities                                                                   31,539                   43,686
                                                                                      --------------------     --------------------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY
     Limited Partners' Equity - Units of  Investor Limited
         Partnership Interest, $1,000 stated value
         per Unit-Issued and outstanding 26,588 units                                          1,402,059                1,309,126
     General Partner's Deficit                                                                  (219,510)                (220,449)
                                                                                      --------------------     --------------------

              Total partners' equity                                                           1,182,549                1,088,677
                                                                                      --------------------    ---------------------

                                                                                           $   1,214,088            $   1,132,363
                                                                                      ====================     ====================


The accompanying notes are an integral part of these financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                       AND
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                  Three Months                             Six Months
                                                                  Ended June 30,                         Ended June 30,
                                                      ---------------- -- ---------------      ---------------------------------
                                                           2000                1999                 2000                1999
                                                      ----------------    ---------------      ---------------     ---------------
REVENUES:
      Interest and other income                            $   7,723          $   1,294            $  13,510          $   3,152
                                                       --------------     ---------------      ---------------     ---------------

EXPENSES:
     Operating and administrative                             76,073             57,892              160,433            115,790
                                                      ----------------    ---------------      ---------------     ---------------

LOSS FROM OPERATIONS                                         (68,350)           (56,598)            (146,923)          (112,638)

EQUITY IN INCOME OF
     INVESTEE ENTITIES                                       115,100            107,374              240,795            220,015
                                                      ----------------    ---------------      ---------------     ---------------

NET INCOME                                                 $  46,750          $  50,776            $  93,872          $ 107,377
                                                      ================    ===============      ===============     ===============

NET INCOME ALLOCATED
     TO GENERAL PARTNER                                     $    468           $    508             $    939           $  1,074
                                                      ================    ================     ===============     ===============

NET INCOME ALLOCATED
     TO LIMITED PARTNERS                                   $  46,282          $  50,268            $  92,933          $ 106,303
                                                      ================    ================     ===============     ===============

NET INCOME PER UNIT OF
     INVESTOR LIMITED PARTNERSHIP
     INTEREST, BASED ON 26,588 UNITS
     ISSUED AND OUTSTANDING                                 $   1.74          $   1.89              $   3.49           $   4.00
                                                      ================    ===============      ===============     ===============

The accompanying notes are an integral part of these financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                   FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND
                      FOR THE YEAR ENDED DECEMBER 31, 1999


                                                    Units of
                                                    Investor            Investor
                                                     Limited            Limited              General
                                                   Partnership         Partners'            Partner's
                                                    Interest             Equity              Deficit               Total
                                                  --------------    -----------------    ----------------    ------------------


BALANCE, December 31, 1998                               26,588        $ 1,033,973          $  (223,228)          $   810,745


  Net Income                                                 -             275,153                2,779                277,932
                                                  --------------    -----------------    ----------------    ------------------


BALANCE, December 31, 1999                               26,588          1,309,126             (220,449)             1,088,677


  Net Income (unaudited)                                      -             92,933                  939                 93,872
                                                  --------------    -----------------    ----------------    ------------------


BALANCE, June 30, 2000 (unaudited)                       26,588        $ 1,402,059          $  (219,510)          $  1,182,549
                                                  ==============    =================    ================    ==================


The accompanying notes are an integral part of these financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                                        2000                   1999
                                                                                   ------------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                         $   93,872           $   107,377
     Adjustment to reconcile net income to
       net cash provided by (used in) operating activities:
         Equity in income in investee entities over (under)
            distributions received                                                          12,205              (142,015)
         Decrease in accounts payable and accrued expenses                                 (12,147)               (8,618)
                                                                                  ------------------     -----------------
              Net cash provided by (used in) operating activities                           93,930               (43,256)
                                                                                  ------------------     -----------------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS                                                 93,930               (43,256)

CASH EQUIVALENTS, BEGINNING OF PERIOD                                                      476,949               170,981
                                                                                  ------------------     -----------------

CASH EQUIVALENTS, END OF PERIOD                                                        $   570,879            $  127,725
                                                                                  ==================     =================



The accompanying notes are an integral part of these financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


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

         The general partner of HPP'89 is Boston Historic Partners Limited Partnership (BHP), a Massachusetts limited partnership. BHP was formed in November 1986 for the purpose of organizing, syndicating and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships). As of June 30, 2000, BHP is the general partner of three such partnerships, including HPP'89.

(2)      Basis of Presentation

         The accompanying unaudited financial statements of HPP'89 have been prepared in accordance with generally accepted principles for interim financial information and generally with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1999 for HPP'89, as filed with the Securities and Exchange Commission.

         Certain amounts in the 1999 Statements of Cash Flows have been reclassified to conform to the 2000 presentation.

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

         Following is a summary of information regarding the Investee Entities and HPP'89's investments therein:

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  JUEN 30, 2000
                                   (UNAUDITED)


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

         402  Julia  Street  Associates  Limited  Partnership  (402  Julia) is a
         Delaware limited partnership formed on July 25, 1989 to acquire, construct, rehabilitate, operate and manage a 19,000 square foot site and the building situated thereon and to rehabilitate the building into 24 residential units and approximately 3,500 net rentable square feet of commercial space located thereon at 402 Julia Street, New Orleans, Louisiana. During the six months ended June 30, 2000, the economic occupancy of its residential units was 95% and the economic occupancy for its commercial space was 100% for a combined economic occupancy of 96%.

         HPP'89 originally contributed $775,000 to the capital of 402 Julia and owns a general partnership interest therein. HPP'89's original investment in 402 Julia represented approximately 4% of the aggregate amount which HPP'89 has contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan Building.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2000
                                   (UNAUDITED)


(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

         On September 16, 1993, HPP'89 sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. HPP'89's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale required an initial payment of $100,000, which was received in September 1993, and requires annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. At June 30, 2000 and December 31, 1999, the remaining uncollected payments total $64,000, which are secured by the interest sold to the developer general partner. The sale transaction did not generate any Investment Tax Credit recapture.

         Rehabilitation Tax Credits generated by 402 Julia and previously allocated to HPP'89 Limited Partners totaled $248,796 since inception. As of March 31, 1995, 100% of these credits were fully vested.

         HPP'89 recorded net income from the 402 Julia Investment of $14,302 and $9,267, respectively, for the six months ended June 30, 2000 and 1999, as well as amortization of $1,626 for each of the six months ended June 30, 2000 and 1999.

         Portland Lofts Associates Limited Partnership (Portland Lofts) is a Delaware limited partnership formed on August 8, 1989 to acquire, construct, rehabilitate, operate and manage three buildings containing 89 residential units and 29,250 square feet of ground floor space useable as either commercial space or as home/studio space for artists, located at 555 Northwest Park Avenue in Portland, Oregon. During the six months ended June 30, 2000, the economic occupancy of its residential units was 87% and the economic occupancy for its commercial space was 93% for a combined economic occupancy of 88%.

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

         Generally, under the equity method of accounting, an investment may not be carried below zero. Also, all prior cumulative unrecorded losses of an investment must be taken into account in recording the balance of such investment. As of June 30, 2000, the net cumulative activity produced by the Portland Lofts investment since inception has resulted in a net cumulative unrecorded loss. For the six months ended June 30, 2000 HPP'89 was allocated net income of $15,062 from Portland Lofts, thereby as of June 30, 2000 the cumulative unrecorded loss relating to the Portland Lofts investment totaled $25,139. For the six months ended June 30, 1999, HPP'89 was allocated a net loss of $12,228 from Portland Lofts.

         For each of the six months ended June 30, 2000 and 1999, HPP'89 received distributions of $78,000 from the Portland Lofts investment and such distributions were recorded as equity in income of investee entities.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2000
                                   (UNAUDITED)


(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

         The Cosmopolitan at Mears Park, LLC (TCAMP) On December 18, 1989, HPP'89 acquired the Cosmopolitan Building containing 255 residential units and approximately 2,200 square feet of commercial space. The building was renovated, and certain renovation costs qualified for Rehabilitation Tax Credits. HPP'89's investment in The Cosmopolitan Building represented approximately 39% of the aggregate amount which HPP'89 originally contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan Building. During the six months ended June 30, 2000, the economic occupancy of TCAMP was 94%.

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

         HPP'89 recorded net income of $150,119 and $134,375 for the six months ended June 30, 2000 and 1999, respectively, from the TCAMP Investment. HPP'89 received cash distributions of $175,000 from TCAMP for the six months ended June 30, 2000. As of June 30, 2000, HPP'89 has $48,485 of undistributed cumulative earnings from the TCAMP investment.

         The equity in income of Investee Entities reflected in the accompanying statements of operations include income of $242,421 and $221,641 for the six months ended June 30, 2000 and 1999, respectively, and amortization of certain costs of $1,626, for the six months ended June 30, 2000 and 1999, respectively.

         HPP'89's investments in the Investee Entities (excluding Jenkins Court)at June 30, 2000 and December 31, 1999 are summarized as follows:

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2000
                                   (UNAUDITED)


(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)


         Cumulative:                                                         2000                       1999
                                                                   ---------------------      ---------------------
                                                                                                   (Audited)

         Investment and advances made in cash                           $    4,880,288              $   4,880,288
         Evaluation and acquisition costs                                      835,709                    835,709
         Interest capitalization and other costs                                39,615                     39,615
         Net equity in loss of Investee Entities                              (240,710)                  (483,131)
         Reserves for realization of investments                            (3,469,267)                (3,469,267)
         Amortization of certain costs                                         (54,606)                   (52,980)
         Distributions received from Investee Entities                      (1,170,200)                  (917,200)
         Sale of one third interest of Investee Entity                        (241,620)                  (241,620)
                                                                   ---------------------      ---------------------

                                                                         $     579,209              $     591,414
                                                                   =====================      =====================

         Summary combined balance sheets of the Investee Entities as of June 30, 2000 and December 31, 1999, and summary combined statements of operations for the six months ended June 30, 2000 and 1999 are as follows (excluding the Jenkins Court Investment).

                             COMBINED BALANCE SHEETS
                                     ASSETS

                                                                           2000                    1999
                                                                     ------------------     -------------------
                                                                                                (Audited)
         Buildings and improvements, (net of accumulated
             Depreciation; $4,276,543, 2000; $4,004,320, 1999)          $   14,684,729           $  14,878,362
         Land                                                                2,041,326               2,041,326
         Other assets (net of accumulated amortization;
             $201,625, 2000; $174,866, 1999)                                   392,117                 437,574
         Cash and cash equivalents                                             429,011                 453,186
                                                                     ------------------     -------------------

                  Total assets                                          $   17,547,183          $   17,810,448
                                                                     ==================     ===================

                        LIABILITIES AND PARTNERS' EQUITY

                                                                           2000                    1999
                                                                     ------------------     -------------------
               Liabilities:
               Mortgage and notes payable                               $   13,051,681          $   13,151,807
               Other liabilities                                               623,958                 687,191
                                                                     ------------------      ------------------

               Total liabilities                                            13,675,639              13,838,998
                                                                     ------------------      ------------------

               Partners' equity:
               HPP'89                                                        2,720,557               2,794,074
               Other partners                                                1,150,987               1,177,376
                                                                     ------------------      ------------------
               Total partners' equity                                        3,871,544               3,971,450
                                                                     ------------------      ------------------

                     Total liabilities and partners' equity             $   17,547,183          $   17,810,448
                                                                     ==================      ==================

Members' equity in TCAMP has been classified as partners' equity in the combined balance sheets.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2000
                                   (UNAUDITED)


(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)



                        COMBINED STATEMENTS OF OPERATIONS


                                                                                 2000                 1999

                                                                          -------------------    ----------------

         Revenue:
                 Rental revenue                                                $  2,122,500        $  2,044,719
                 Interest and other income                                           45,036              39,808
                                                                          -------------------    ----------------
                                                                                  2,167,536           2,084,527
                                                                          -------------------    ----------------

         Expenses:
               Interest expense                                                     596,017             606,426
               Depreciation and amortization                                        298,983             298,370
               Operating expenses                                                   935,191             909,149
                                                                          -------------------    ----------------
                                                                                  1,830,191           1,813,945
                                                                          -------------------    ----------------


          Net income from operations                                           $    337,345         $   270,582
                                                                          ===================    ================
          Net income allocated to HPP'89                                       $    179,484         $   131,412
                                                                          ===================    ================
          Net income allocated to other partners                               $    157,861         $   139,170
                                                                          ===================    ================

(4)      Commitments and Subsequent Event

         Effective July 1, 1998, HPP'89 engaged Gunn Financial, Inc. (GFI), an unaffiliated Massachusetts corporation, to provide accounting, asset management and investor services. GFI provides such services for an annual management fee plus reimbursement of all its costs of providing these services. Through June 30, 2000 the annual fee was $63,000, however, effective July 1, 2000 the annual fee shall be reduced to $54,000. The agreement expires on the earlier of June 30, 2006 or liquidation of the Partnership, as defined. For the six months ended June 30, 2000 and 1999, GFI was reimbursed $80,103 and $61,824 for operating costs, respectively.

 (5)     Fair Value of Financial Instruments

         The fair values of cash equivalents and accounts payable and accrued expenses at June 30, 2000 and December 31, 1999 approximate their carrying amounts due to their short maturities.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION OR PLAN OF OPERATION
                                  JUNE 30, 2000


The following discussion should be read in conjunction with the accompanying financial statements for the six month periods ended June 30, 2000 and June 30, 1999 and the Form 10-K for the year ended December 31, 1999.

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

402 Julia is a mix-use property located in New Orleans, Louisiana with 24 residential units and 3,500 square feet of commercial space. On September 16, 1993, HPP'89 sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. HPP'89's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale required an initial payment of $100,000, which was received in September 1993, and requires annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. On July 17, 1998, 402 Julia refinanced its mortgage debt by issuing a promissory note to a new lender in the amount of $1,100,000.

Jenkins Court was a 174,000 square foot building located in Jenkintown, Pennsylvania leased to office and retail tenants. Jenkins Court filed for protection under Chapter 11 Federal Bankruptcy laws on November 23, 1994. On August 31, 1995, after maximum vesting of the remaining Rehabilitation Tax Credits had been achieved for 1995,

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION OR PLAN OF OPERATION (CONTINUED)
                                  JUNE 30, 2000


and considering the unliklihood of a successful plan of reorganization, Jenkins Court negotiated with the mortgage holder to transfer the deed and the title of the property to the mortgage holder, in lieu of foreclosure. The Jenkins Court partnership remained in existence through December 31, 1999 until the resolution of certain partnership assets and liabilities.

As of June 30, 2000, the Partnership had $570,879 of total cash. HPP'89's cash is used primarily to fund general and administrative expenses of managing the public fund. The Partnership's only source of short-term liquidity is from distributions received from Investee Entities. The Partnership expects to continue to fund its expenses with cash flow distributions from Portland Lofts and TCAMP.

The short-term liquidity of the Investee Entities depends on their ability to generate sufficient rental income to fund operating expenses and debt service requirements. TCAMP, Portland Lofts and 402 Julia have stabilized operations and TCAMP and Portland Lofts are expected to generate cash flow. The Partnership received distributions from Portland Lofts of $78,000 for each of the six months ended June 30, 2000 and 1999. The Partnership received distributions from TCAMP of $175,000 for the six months ended June 30, 2000.

Cash flow generated from the Partnership's investment properties and the Partnership's share of the proceeds from the sale of such properties is expected to be the source of future long-term liquidity.

Results of Operations. The Partnership recorded net income, under generally accepted accounting principles, of $46,750 for the three months ended June 30, 2000, compared to net income of $50,776 for the three months ended June 30, 1999. This decrease in net income is attributable to an increase in operating and administrative expenses of approximately $18,200 offset by increases in equity income of investee entities of approximately $7,700 and interest and other income of $6,400. The increase in equity in income of investee entities is due to the operating activity from TCAMP. HPP'89's allocated net income from TCAMP increased for the three months ended June 30, 2000, as compared to the same period in 1999, due to increases in rental income, as a result of increased rental rates, and newly assessed parking income offset by increases in professional and management fees and repair and maintenance expenses. Operating and administrative expenses increased for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 mainly due to increases in overhead costs and professional fees. These professional fees consisted of approximately $10,700 of nonrecurring third party costs and approximately $2,500 for additional SEC financial review requirements.

The Partnership recorded net income, under generally accepted accounting principles, of $93,872 for the six months ended June 30, 2000, compared to net income of $107,377 for the six months ended June 30, 1999. This decrease in net income is attributable to an increase in operating and administrative expenses of approximately $44,600 offset by increases in equity income of investee entities of approximately $20,800 and interest and other income of approximately $10,400. The increase in equity in income of investee entities is due to the operating activities from TCAMP and 402 Julia Street. HPP'89 allocated net income from TCAMP increased by approximately $15,700, for the six months ended June 30, 2000 as compared to the same period in 1999, due to increases in rental income, as a result of increased rental rates, and newly assessed parking income offset by a decrease in furniture rental income and increases in management fees and repair and maintenance expenses. HPP'89 allocated net income from 402 Julia increased by approximately $5,000 for the six months ended June 30, 2000, compared to the same period in 1999, primarily due to increased rental income. Operating and administrative expenses increased for the six months ended June 30, 2000, compared to the same period in 1999, due to increases in overhead costs, legal and professional fees. These legal and professional fees consisted of approximately $21,500 of nonrecurring third party costs and approximately $5,100 for additional SEC financial review requirements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           PART II - OTHER INFORMATION
                                  JUNE 30, 2000


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

                               HISTORIC PRESERVATION PROPERTIES 1989
                               LIMITED PARTNERSHIP

                               By: Boston Historic Partners Limited Partnership
                                   General Partner

                                   By: Portfolio Advisory Services, Inc.
                                       General Partner

Date:  August 1, 2000                  By: /s/ Terrence P. Sullivan
                                           -------------------------
                                           Terrence P. Sullivan
                                           President

                                   and


Date:  August 1, 2000              By:  /s/ Terrence P. Sullivan
                                        --------------------------
                                        Terrence P. Sullivan
                                        General Partner