Form 10QSB
period 2000-09-30
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 2000-11-13
CIK 839614

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                              FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
       For the quarter ended September 30, 2000
                        or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period from              to

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

                                   FORM 10-QSB

                               SEPTEMBER 30, 2000

                                TABLE OF CONTENTS







PART  I  -  FINANCIAL INFORMATION

         Financial Statements

              Balance Sheets                                                3

              Statements of Operations                                      4

              Statements of Partners' Equity (Deficit)                      5

              Statements of Cash Flows                                      6

              Notes to Financial Statements                              7-12

          Management's Discussion and Analysis of Financial
                  Condition or Plan of Operation                        13-15

PART II  -  Other Information                                              16

              Signatures                                                   17

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999


                                     ASSETS


                                                                                             2000                     1999

                                                                                      --------------------     --------------------
                                                                                          (Unaudited)



INVESTMENTS IN INVESTEE ENTITIES                                                           $   4,107,569            $   4,060,681
     Less reserve for realization of investments
       In Investee entity                                                                     (3,469,267)              (3,469,267)
                                                                                      --------------------     --------------------

                                                                                                 638,302                  591,414

CASH EQUIVALENTS                                                                                 605,307                  476,949
OTHER ASSETS                                                                                      64,559                   64,000
                                                                                      --------------------     --------------------


                                                                                           $   1,308,168           $    1,132,363
                                                                                      ====================     ====================


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
     Accounts payable and accrued expenses                                                 $      41,992           $       43,686
                                                                                      --------------------     --------------------

              Total liabilities                                                                   41,992                   43,686
                                                                                      --------------------     --------------------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY
     Limited Partners' Equity - Units of  Investor Limited
         Partnership Interest, $1,000 stated value
         per Unit-Issued and outstanding 26,588 units                                          1,484,850                1,309,126
     General Partner's Deficit                                                                  (218,674)                (220,449)
                                                                                      --------------------     --------------------

              Total partners' equity                                                           1,266,176                1,088,677
                                                                                      --------------------    ---------------------

                                                                                           $   1,308,168            $   1,132,363
                                                                                      ====================     ====================

   The accompanying notes are an integral part of these financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                       AND
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                 Three Months                             Nine Months
                                                              Ended September 30,                     Ended September 30,
                                                           2000                1999                 2000                1999
                                                      ----------------    ---------------      ---------------     ---------------

REVENUES:
     Interest and other income                             $   5,331          $   1,295            $  18,841          $   4,447

EXPENSES:
     Operating and administrative                             69,797             60,367              230,230            176,157
                                                      ----------------    ---------------      ---------------     ---------------

LOSS FROM OPERATIONS                                         (64,466)           (59,072)            (211,389)          (171,710)

EQUITY IN INCOME OF
     INVESTEE ENTITIES                                       148,093            203,113              388,888            423,128
                                                      ----------------    ---------------      ---------------     ---------------

NET INCOME                                                 $  83,627          $ 144,041            $ 177,499          $ 251,418
                                                      ================    ===============      ===============     ===============

NET INCOME ALLOCATED
     TO GENERAL PARTNER                                    $     836          $   1,440            $   1,775           $  2,514
                                                      ================    ================     ===============     ===============

NET INCOME ALLOCATED
     TO LIMITED PARTNERS                                   $  82,791          $ 142,601            $ 175,724          $ 248,904
                                                      ================    ================     ===============     ===============

NET INCOME PER UNIT OF
     INVESTOR LIMITED PARTNERSHIP
     INTEREST, BASED ON 26,588 UNITS
     ISSUED AND OUTSTANDING                                $    3.12          $   5.36             $    6.61           $   9.36
                                                      ================    ===============      ===============     ===============



   The accompanying notes are an integral part of these financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND
                      FOR THE YEAR ENDED DECEMBER 31, 1999


                                                    Units of
                                                    Investor            Investor
                                                     Limited            Limited              General
                                                   Partnership         Partners'            Partner's
                                                    Interest             Equity              Deficit               Total
                                                  --------------    -----------------    ----------------    ------------------

BALANCE, December 31, 1998                               26,588        $ 1,033,973          $  (223,228)            $   810,745


  Net Income                                                 -             275,153                2,779                 277,932
                                                  --------------    -----------------    ----------------    ------------------



BALANCE, December 31, 1999                               26,588          1,309,126             (220,449)             1,088,677


  Net Income (unaudited)                                      -            175,724                1,775                177,499
                                                  --------------    -----------------    ----------------    ------------------


BALANCE, September 30, 2000 (unaudited)                  26,588        $ 1,484,850          $  (218,674)          $  1,266,176
                                                  ==============    =================    ================    ==================


   The accompanying notes are an integral part of these financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                                        2000                   1999
                                                                                        ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                        $   177,499           $   251,418
     Adjustment to reconcile net income to
       net cash provided by (used in) operating activities:
         Equity in income in investee entities under
            distributions received                                                         (46,888)             (192,376)
         Decrease (Increase) in other assets                                                  (559)                5,850
         Decrease in accounts payable and accrued expenses                                  (1,694)               (4,314)
                                                                                  ------------------     ------------------
             Net cash provided by operating activities                                     128,358                60,578
                                                                                  ------------------     -----------------

NET INCREASE IN CASH EQUIVALENTS                                                           128,358                60,578

CASH EQUIVALENTS, BEGINNING OF PERIOD                                                      476,949               170,981
                                                                                  ------------------     -----------------

CASH EQUIVALENTS, END OF PERIOD                                                        $   605,307            $  231,559
                                                                                  ==================     =================


   The accompanying notes are an integral part of these financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


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

         The general partner of HPP'89 is Boston Historic Partners Limited Partnership (BHP), a Massachusetts limited partnership. BHP was formed in November 1986 for the purpose of organizing, syndicating and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships). As of September 30, 2000, BHP is the general partner of three such partnerships, including HPP'89.

(2)      Basis of Presentation

         The accompanying unaudited financial statements of HPP'89 have been prepared in accordance with generally accepted principles for interim financial information and generally with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1999 for HPP'89, as filed with the Securities and Exchange Commission.

         Certain amounts in the 1999 Statements of Operations have been reclassified to conform to the 2000 presentation.

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

         Following is a summary of information regarding the Investee Entities and HPP'89's investments therein:

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


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

         402  Julia  Street  Associates  Limited  Partnership  (402  Julia) is a
         Delaware limited partnership formed on July 25, 1989 to acquire, construct, rehabilitate, operate and manage a 19,000 square foot site and the building situated thereon and to rehabilitate the building into 24 residential units and approximately 3,500 net rentable square feet of commercial space located thereon at 402 Julia Street, New Orleans, Louisiana. During the nine months ended September 30, 2000, the economic occupancy of its residential units was 96% and the economic occupancy for its commercial space was 100% for a combined economic occupancy of 97%.

         HPP'89 originally contributed $775,000 to the capital of 402 Julia and owns a general partnership interest therein. HPP'89's original investment in 402 Julia represented approximately 4% of the aggregate amount which HPP'89 has contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan Building.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

         On September 16, 1993, HPP'89 sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. HPP'89's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale required an initial payment of $100,000, which was received in September 1993, and requires annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. At September 30, 2000 and December 31, 1999, the remaining uncollected payments totaled $60,500 and $64,000, respectively, which are secured by the interest sold to the developer general partner. The sale transaction did not generate any Investment Tax Credit recapture.

         Rehabilitation Tax Credits generated by 402 Julia and previously allocated to HPP'89's Limited Partners totaled $248,796 since inception. As of March 31, 1995, 100% of these credits were fully vested.

         HPP'89 recorded net income from the 402 Julia Investment of $24,800 and $8,899, respectively, for the nine months ended September 30, 2000 and 1999, as well as amortization of $2,439 for each of the nine months ended September 30, 2000 and 1999.

         Portland Lofts Associates Limited Partnership (Portland Lofts) is a Delaware limited partnership formed on August 8, 1989 to acquire, construct, rehabilitate, operate and manage three buildings containing 89 residential units and 29,250 square feet of ground floor space useable as either commercial space or as home/studio space for artists, located at 555 Northwest Park Avenue in Portland, Oregon. During the nine months ended September 30, 2000, the economic occupancy of its residential units was 88% and the economic occupancy for its commercial space was 97% for a combined economic occupancy of 90%.

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

         Generally, under the equity method of accounting, an investment may not be carried below zero. Also, all prior cumulative unrecorded losses of an investment must be taken into account in recording the balance of such investment. As of September 30, 2000, the net cumulative activity produced by the Portland Lofts investment since inception has resulted in a net cumulative unrecorded loss. For the nine months ended September 30, 2000, HPP'89 was allocated net income of $21,371 from Portland Lofts, thereby as of September 30, 2000, the cumulative unrecorded loss relating to the Portland Lofts investment totaled $18,830. For the nine months ended September 30, 1999, HPP'89 was allocated net income of $26,295 from Portland Lofts.

         For each of the nine months ended September 30, 2000 and 1999, HPP'89 received distributions of $117,000 from the Portland Lofts investment and such distributions were recorded as equity in income of investee entities.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

         The Cosmopolitan at Mears Park, LLC (TCAMP) On December 18, 1989, HPP'89 acquired the Cosmopolitan Building containing 255 residential units and approximately 2,200 square feet of commercial space. The building was renovated, and certain renovation costs qualified for Rehabilitation Tax Credits. HPP'89's investment in The Cosmopolitan Building represented approximately 39% of the aggregate amount which HPP'89 originally contributed to the capital of its three Investee Entities acquired in 1989 and to purchase its direct interest in the Cosmopolitan Building. During the nine months ended September 30, 2000, the economic occupancy of TCAMP was 94%.

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

         HPP'89 recorded net income of $249,527 and $185,916 for the nine months ended September 30, 2000 and 1999, respectively, from the TCAMP Investment. HPP'89 received cash distributions of $225,000 from TCAMP for the nine months ended September 30, 2000. As of September 30, 2000, HPP'89 had $97,894 of undistributed cumulative earnings from the TCAMP investment.

         The equity in income of Investee Entities reflected in the accompanying statements of operations include income of $391,327 and $425,567 for the nine months ended September 30, 2000 and 1999, respectively, and amortization of certain costs of $2,439, for the nine months ended September 30, 2000 and 1999, respectively.

         HPP'89's investments in the Investee Entities (excluding Jenkins Court) at September 30, 2000 and December 31, 1999 are summarized as follows:

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)

         Cumulative:                                                       2000                       1999
                                                                   ---------------------      ---------------------
                                                                                                   (Audited)

         Investment and advances made in cash                           $    4,880,288        $         4,880,288
         Evaluation and acquisition costs                                      835,709                    835,709
         Interest capitalization and other costs                                39,615                     39,615
         Net equity in loss of Investee Entities                               (91,804)                  (483,131)
         Reserves for realization of investments                            (3,469,267)                (3,469,267)
         Amortization of certain costs                                         (55,419)                   (52,980)
         Distributions received from Investee Entities                      (1,259,200)                  (917,200)
         Sale of one third interest of Investee Entity                        (241,620)                  (241,620)
                                                                   ---------------------      ---------------------

                                                                         $     638,302              $     591,414
                                                                   =====================      =====================

         Summary combined balance sheets of the Investee Entities as of September 30, 2000 and December 31, 1999, and summary combined statements of operations for the nine months ended September 30, 2000 and 1999 are as follows (excluding the Jenkins Court Investment).

                             COMBINED BALANCE SHEETS
                                     ASSETS

                                                                           2000                    1999
                                                                     ------------------     -------------------
                                                                                                (Audited)
         Buildings and improvements, (net of accumulated
             Depreciation; $4,387,532, 2000; $4,004,320, 1999)          $   14,599,158           $  14,878,362
         Land                                                                2,041,326               2,041,326
         Other assets (net of accumulated amortization;
             $217,455, 2000; $174,866, 1999)                                   477,474                 437,574
         Cash and cash equivalents                                             575,162                 453,186
                                                                     ------------------     -------------------

                  Total assets                                          $   17,693,120          $   17,810,448
                                                                     ==================     ===================

                        LIABILITIES AND PARTNERS' EQUITY

                                                                           2000                    1999
                                                                     ------------------     -------------------
               Liabilities:
               Mortgage and notes payable                               $   12,999,923          $   13,151,807
               Other liabilities                                               744,021                 687,191
                                                                     ------------------      ------------------
               Total liabilities                                            13,743,944              13,838,998
                                                                     ------------------      ------------------

               Partners' equity:
               HPP'89                                                        2,747,772               2,794,074
               Other partners                                                1,201,404               1,177,376
                                                                     ------------------      ------------------
               Total partners' equity                                        3,949,176               3,971,450
                                                                     ------------------      ------------------

                     Total liabilities and partners' equity             $   17,693,120          $   17,810,448
                                                                     ==================      ==================

           Members' equity in TCAMP has been classified as partners' equity in the combined balance sheets.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


(3) Investments in Investee Entities and Real Estate; Commitments and Contingencies (Continued)


                        COMBINED STATEMENTS OF OPERATIONS

                                                                                 2000                 1999
                                                                          -------------------    ----------------

         Revenue:
                 Rental revenue                                               $   3,230,083        $  3,082,945
                 Interest and other income                                           77,921              66,604
                                                                             ----------------     ----------------
                                                                                  3,308,004           3,149,549
                                                                             ----------------     ----------------
         Expenses:
               Interest expense                                                     896,586             907,832
               Depreciation and amortization                                        424,927             447,554
               Operating expenses                                                 1,427,890           1,382,150
                                                                          -------------------    ----------------
                                                                                  2,749,403           2,737,536
                                                                          -------------------    ----------------

         Net income from operations                                           $     558,601         $   412,013
                                                                          ===================    ================
         Net income allocated to HPP'89                                       $     295,698         $   221,108
                                                                          ===================    ================
         Net income allocated to other partners                               $     262,903         $   190,905
                                                                          ===================    ================

(4)      Commitments

         Effective July 1, 1998, HPP'89 engaged Gunn Financial, Inc. (GFI), an unaffiliated Massachusetts corporation, to provide accounting, asset management and investor services. GFI provides such services for an annual management fee plus reimbursement of all its costs of providing these services. Through June 30, 2000 the annual fee was $63,000, however, effective July 1, 2000 the annual fee was reduced to $54,000. The agreement expires on the earlier of June 30, 2006 or liquidation of the Partnership, as defined.

 (5)     Fair Value of Financial Instruments

         The fair values of cash equivalents and accounts payable and accrued expenses at September 30, 2000 and December 31, 1999 approximate their carrying amounts due to their short maturities.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION OR PLAN OF OPERATION
                               SEPTEMBER 30, 2000


The following discussion should be read in conjunction with the accompanying financial statements for the nine month periods ended September 30, 2000 and September 30, 1999 and the Form 10-K for the year ended December 31, 1999.

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

Jenkins Court was a 174,000 square foot building located in Jenkintown, Pennsylvania leased to office and retail tenants. Jenkins Court filed for protection under Chapter 11 Federal Bankruptcy laws on November 23, 1994. On August 31, 1995, after maximum vesting of the remaining Rehabilitation Tax Credits had been achieved for 1995,

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION OR PLAN OF OPERATION (CONTINUED)
                               SEPTEMBER 30, 2000


and considering the unliklihood of a successful plan of reorganization, Jenkins Court negotiated with the mortgage holder to transfer the deed and the title of the property to the mortgage holder, in lieu of foreclosure. The Jenkins Court partnership remained in existence through December 31, 1999 until the resolution of certain partnership assets and liabilities.

As of September 30, 2000, the Partnership had $605,307 of total cash. HPP'89's cash is used primarily to fund general and administrative expenses of managing the public fund. The Partnership's only source of short-term liquidity is from distributions received from Investee Entities. The Partnership expects to continue to fund its expenses with cash flow distributions from Portland Lofts and TCAMP.

The short-term liquidity of the Investee Entities depends on their ability to generate sufficient rental income to fund operating expenses and debt service requirements. TCAMP, Portland Lofts and 402 Julia have stabilized operations and TCAMP and Portland Lofts are expected to generate cash flow. The Partnership received distributions from Portland Lofts of $117,000 for each of the nine months ended September 30, 2000 and 1999. The Partnership received distributions from TCAMP of $225,000 for the nine months ended September 30, 2000.

Cash flow generated from the Partnership's investment properties and the Partnership's share of the proceeds from the sale of such properties is expected to be the source of future long-term liquidity.

Results of Operations. The Partnership recorded net income, under generally accepted accounting principles, of $83,627 for the three months ended September 30, 2000, compared to net income of $144,041 for the three months ended September 30, 1999. This decrease in net income is primarily attributed to a decrease in equity in income from investee entities of approximately $55,000 and an increase in operating and administrative expenses of approximately $9,000. Equity in income from investee entities decrease mainly due to the proceeds of $113,752 received in September of 1999 from the developer of Jenkins Court, offset by increases in HPP'89's allocated net income from TCAMP of approximately $47,900 and 402 Julia of approximately $11,000, for the three months ended September 30, 2000 compared to the same period in 1999. The proceeds received from the developer of Jenkins Court represents payment on the default loan which had been provided by the Partnership and secured by the developer's interest in an unaffiliated limited partnership. In October 1999, Jenkins Court and its affiliates and the developer and its affiliates entered into agreements for mutual release and agreed to liquidate Jenkins Court by December 31, 1999. No other funds will be paid to the partnership from Jenkins Court. HPP'89's allocated net income from TCAMP increased for the three months ended September 30, 2000, as compared to the same period in 1999, due to increases in rental income, as a result of increased rental rates, and newly assessed parking income and a decrease in depreciation. HPP'89's allocated net income from 402 Julia increased primarily due to an increase in rental income, as a result of increased rental rates. Operating and administrative expenses increased for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 mainly due to increases in overhead costs and professional fees. These professional fees consisted of approximately $3,750 of nonrecurring third party costs and approximately $2,500 for additional SEC financial review requirements.

The Partnership recorded net income, under generally accepted accounting principles, of $177,499 for the nine months ended September 30, 2000, compared to net income of $251,418 for the nine months ended September 30, 1999. This decrease in net income is attributed to an increase in administrative expenses of approximately $54,000 and by a decrease in equity income of investee entities of approximately $34,000, offset by an increase in interest and other income of approximately $14,400. The decrease in equity in income of investee entities is due to the proceeds received in September 1999 from the developer of Jenkins Court offset by operating activities from TCAMP and 402 Julia. HPP'89 is allocated net income from TCAMP increased by approximately $63,600, for

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION OR PLAN OF OPERATION (CONTINUED)
                               SEPTEMBER 30, 2000


the nine months ended September 30, 2000 as compared to the same period in 1999, due to increases in rental income, as a result of increased rental rates, and newly assessed parking income and a decrease in depreciation. HPP'89 was allocated net income from 402 Julia increased by approximately $16,000 for the nine months ended September 30, 2000, compared to the same period in 1999, primarily due to increased rental income. The proceeds received from the developer of Jenkins Court in September 1999 is discussed above. Operating and administrative expenses increased for the nine months ended September 30, 2000, compared to the same period in 1999, due to increases in overhead costs and professional fees. These professional fees consisted of approximately $14,400 of nonrecurring third party costs and approximately $7,500 for additional SEC financial review requirements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           PART II - OTHER INFORMATION
                               SEPTEMBER 30, 2000


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

                               HISTORIC PRESERVATION PROPERTIES 1989
                               LIMITED PARTNERSHIP

                               By: Boston Historic Partners Limited Partnership General Partner

                                    By:      Portfolio Advisory Services, Inc.
                                             General Partner

Date:  November 1, 2000                      By:  /s/ Terrence P. Sullivan
                                                  Terrence P. Sullivan
                                                  President

                                    and


Date:  November 1, 2000             By:     /s/ Terrence P. Sullivan
                                            Terrence P. Sullivan
                                            General Partner