Form 10KSB
period 2000-12-31
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 2001-03-28
CIK 839614

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report  Pursuant to Section 13 or 15 (d) of the  Securities  Exchange
  Act of 1934
For the fiscal year ended December 31, 2000
                                                         or
[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
  Securities Exchange Act of 1934

For the transition period from                to

Commission File Number 33-24129

Historic Preservation Properties 1989 Limited Partnership (Exact name of small business issuer in its charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Voting stock held by non-affiliates of the registrant:  Not Applicable.

                                         DOCUMENTS INCORPORATED BY REFERENCE



Part of the Form 10-KSB            Document
into which Incorporated            Incorporated by Reference

 I                                 Prospectus of the  registrant  dated December
                                   19, 1988 (the "Prospectus").

III                                The Prospectus.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                         2000 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                      Sequential
                                                        Page No.       Page No.

PART I

     Item 1   Description of Business                     K- 3               4
     Item 2   Description of Properties,
              Investment Policies, and
              Interests in Persons Primarily
              Engaged in Real Estate Activities           K- 8               9
     Item 3   Legal Proceedings                           K- 8               9
     Item 4   Submission of Matters to a
                Vote of Unit Holders                      K- 8               9

PART II

     Item 5   Market for the Registrant's
                Units and Related Unit
                Holder Matters                            K- 9              10
     Item 6   Management's Discussion and
                Analysis or Plan of Operation             K-10              11
     Item 7   Financial Statements                        K-13              14
     Item 8   Changes In and Disagreements
                with Accountants on Accounting
                and Financial Disclosure                  K-13              14

PART III

     Item 9   Director and Executive
                Officer of the Registrant                 K-14              15
     Item 10  Executive Compensation                      K-15              16
     Item 11  Unit Ownership of Certain
                Beneficial Owners and
                Management                                K-15              16
     Item 12  Certain Relationships and
                Related Transactions                      K-16              17
     Item 13  Exhibits and Reports                        K-16              17

SIGNATURES                                                K-17              18

SUPPLEMENTAL INFORMATION                                  K-18              19

                                                      PART I

Item 1.  Description of Business

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

On July 1, 1998, HPP'89 engaged Gunn Financial, Inc. (GFI), an unaffiliated Massachusetts Corporation, to provide asset management, accounting and investor services for an annual fee and reimbursement of all operating expenses of providing such services. Through June 30, 2000 the annual fee was $63,000 and effective July 1, 2000 the annual fee was reduced to $54,000. The agreement expires on the earlier of June 30, 2006 or the liquidation of the Partnership, as defined. The Partnership's only business is investing in real properties for which the cost of rehabilitating such properties qualifies for Rehabilitation Tax Credits. A presentation of information about industry segments is not applicable and would not be helpful in understanding the Partnership's business taken as a whole. The Partnership's investment objectives and policies are described on pages 28-36 of its Prospectus dated December 19, 1988 (the Prospectus) under the caption "Investment Objectives and Policies", which description is incorporated herein by this reference. The Prospectus was filed with the Commission pursuant to Rule 424 (b) on January 5, 1989.

At  December  31,  2000,  the   Partnership   has  investments  in  two  limited
partnerships (collectively, the "Investee Partnerships") through general partnership interests in the Investee Partnerships, each of which owned or acquired real properties, the rehabilitation of which qualified for Rehabilitation Tax Credits. As discussed below, a third limited partnership in which the Partnership had invested in was liquidated December 31, 1999. The Partnership also has an investment in a limited liability company (the Investee Limited Liability Company) through a membership interest.

The Investee Partnerships and the Investee Limited Liability Company are herein collectively referred to as "the Investee Entities". Each of the Investee Entities' agreements is different, but in general, provides for a sharing of management duties and decisions among HPP'89 and the respective local general partners or other managing members and certain priorities to HPP'89 with respect to return on and return of invested capital. Significant Investee Entity decisions require the approval of both HPP'89 and the local general partners or other managing members. In addition, each Investee Entity has entered into various agreements with its local general partners or an other member, or their affiliates, to provide development, management and other services, for which the local general partners, other member, or their affiliates, are paid fees by the respective Investee Entity. All the Investee Entities are subject to first mortgage loans. See Management's Discussion and Analysis of Financial Condition or Plan of Operation included as part of this Annual report on Form 10-KSB for further detail.

The Investee Entities of the HPP'89 are 402 Julia Street Associates Limited Partnership, Portland Lofts Associates Limited Partnership, Jenkins Court Associates Limited Partnership (liquidated effective December 31, 1999), and The Cosmopolitan at Mears Park LLC.

402 Julia Street Associates Limited Partnership (402 Julia) is a Delaware limited partnership formed on July 25, 1989 to acquire, construct, rehabilitate, operate and manage a building with 24 residential units and approximately 3,900 net rentable square feet of commercial space located thereon at 402 Julia Street, New Orleans, Louisiana. HPP'89's original investment in 402 Julia represented approximately 4% of the aggregate funds initially available for investment. The Partnership has a 65% ownership interest in 402 Julia.

 402 Julia has provided a mortgage note secured by the property with an original principal balance of $1,100,000, bearing interest at 6.69% and amortizing over 30 years. The mortgage note has a yield maintenance prepayment penalty through May 2008. As of December 31, 2000, the balance of the mortgage note was $1,071,048. The mortgage note matures in August 2008 at which time the principal balance due will be $936,939.

The property is located in a competitive downtown market with several residential properties in the area. For the year ended December 31, 2000, 402 Julia recorded an economic occupancy of 97% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 98%. For the year ended December 31, 2000 the average effective annual income for the residential space was approximately $9,300 per unit and for the commercial space was approximately $10.20 per square foot.

The schedule of lease expirations for 402 Julia is as follows:

                                  Number of              Square               Annual                 % of Gross
              Year                 Tenants               Footage               Rent                 Annual Rents
         ------------------    -------------------    ----------------    -----------------    -------------------------

              2001                    -                     -                   -                        -
              2002                    -                     -                   -                        -
              2003                    1                   2,000            $    11,060                  4.2%
              2004                    -                     -                   -                        -
              2005                    1                   1,900                 16,200                  6.2%
              2006
               thru
              2010                    -                     -                   -                        -

Portland Lofts Associates Limited Partnership (Portland Lofts) is a Delaware limited partnership formed on August 8, 1989 to acquire, construct, rehabilitate, operate and manage three buildings containing 89 residential units including 29,250 square feet of ground floor commercial space located at 555 Northwest Park Avenue in Portland, Oregon. HPP'89's original investment in Portland Lofts represented approximately 21% of the aggregate funds initially available for investment. The Partnership has a 99% ownership interest in Portland Lofts.

Portland Lofts has provided a mortgage note secured by the property with an original principal balance of $5,625,000, bearing interest at 9% amortizing over 25 years. The mortgage note has a yield maintenance prepayment penalty through its maturity date of July 2006 at which time the principal balance due will be $4,654,082.

The property is located in a competitive downtown market with several other residential properties in the area. For the year ended December 31, 2000, the economic occupancy of its residential units was 90% and the economic occupancy for its commercial space was 93% for a combined economic occupancy of 90%. For the year ended December 31, 2000, the average effective annual income for the residential space was $10,600 per unit and for the commercial space was approximately $10.80 per square foot.

The schedule of lease expirations for Portland Lofts is as follows:

                               Number of              Square                Annual                   % of Gross
           Year                 Tenants               Footage                Rent                   Annual Rents
      -----------------    --------------------    ----------------    --------------------    -------------------------

           2001                    4                   3,765                     $24,109                1.9%
           2002                    4                   4,560                      32,266                2.7%
           2003                    3                   4,145                      39,983                3.2%
           2004                    2                   9,360                      55,445                4.4%
           2005                    1                   2,835                       7,363                0.6%
           2006
            thru
           2010                    -                     -                             -                 -

Jenkins Court Associates Limited Partnership (Jenkins Court) was a Delaware limited partnership which was formed on December 20, 1988 to acquire, construct, rehabilitate, operate and manage a 144,000 net rentable square foot five-story building and 30,000 net rentable square feet of new retail space, including storage areas and parking facilities, located at Old York Road and Rydal Road, Jenkintown Borough, Pennsylvania. HPP'89's original investment in Jenkins Court represented approximately 36% of the aggregate funds initially available for investment.

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

The Partnership owns a 50% membership interest in The Cosmopolitan at Mears Park, LLC (TCAMP), a Delaware limited liability company, formed to own, operate and manage a building containing 255 residential units and approximately 2,250 square feet of first floor commercial space located at 250 East Sixth Street in St. Paul, Minnesota. HPP'89's original investment in the Cosmopolitan property represented approximately 39% of the aggregate funds initially available for investment.

TCAMP has provided a mortgage note secured by the property with an original principal balance of $7,000,000, bearing interest at 9.14% and amortizing over 25 years. The mortgage note has a yield maintenance prepayment penalty through March 20, 2001. From March 21, 2001 through March 20, 2002, and, from March 21, 2002 through September 20, 2002, the prepayment penalty is to be calculated at 2% and 1%, respectively, of the principal balance of the mortgage note. The mortgage note matures March 2003 at which time the principal balance due will be $6,297,506.

The property is located in a competitive downtown market with several other residential properties in the area. For the year ended December 31, 2000, the economic occupancy of TCAMP was 94%. For the year ended December 31, 2000, the average effective annual income for the residential space was approximately
$10,400 per unit and for the commercial space was approximately $13.75 per square foot. TCAMP's commercial space consists of one office tenant whose lease expires March 2005. The annual rental income for this lease in 2005 shall be $9,496, (0.3% of gross annual rents).

The Partnership believes that the properties owned by the Investee Entities are adequately insured.

Information regarding the tax depeciation of the properties owned by the Investee Entities for the year ended December 31, 2000 is as follows:

                                                  Federal                                    Life
                                                 Tax Basis               Method             (Years)
                                            -----------------------    --------------    ----------------

       402 Julia
         Building and
         Improvements                                  $1,325,133          SL                31.5
                                            =======================

       Portland Lofts
         Building and
         Improvements                                  $3,070,699          SL                27.5
                                                           43,252          SL                31.5
                                                           83,715          SL                39.0
         Furniture and
         Fixtures                                         110,233          DDB                7.0
                                            -----------------------

                                                       $3,307,899
                                            =======================

       TCAMP
         Building                                    $ 13,330,155          ACC               19.0
         Improvements                                     369,301          SL                27.5
                                                          287,884          SL                31.5
                                                            4,299          SL                15.0
         Furniture and
         Fixtures                                         849,914          DDB                7.0
                                            -----------------------

                                                     $ 14,841,553
                                            =======================



 Information regarding the real estate taxes of the properties owned by the Investee Entities for the year ended December 31, 2000 is as follows:


                Property                 Rate                  Real Estate Tax

       402 Julia                   $ 185.59/1000                 $   7,147

       Portland Lofts               20.9511/1000                    16,452

       TCAMP                          35.60/1000                   349,266

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

The Partnership is required to report with the Commission annually form 10-KSB and on a quarterly basis forms 10-QSB. The public may read and copy any materials the Partnership files with the Commission at the SEC's Public Reference Room at 450 Fifth St., NW, Washington, DC 20549 or by calling the Commission at 1-800-SEC-0330. The Partnership files its reports via electronical with the Commission and the Partnership's reports can be downloaded at web site http://www.sec.gov.

Item 2. Description of Properties, Investment Policies, and Interests in Persons Primarily Engaged in Real Estate Activities

Information required by this item under Regulation S-B has been included in Item 1, "Description of Business" and in Item 6, "Management's Discussion and Analysis or Plan of Operation - Results of Operations".

Item 3.  Legal Proceedings

The Partnership is not party to, to the best knowledge of the General Partner, any material pending legal proceedings.

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

(b) As of March 15, 2001, there were 2,484 holders of Units.

The Amended and Restated Agreement of Limited Partnership (the Partnership Agreement) requires that any Cash Flow (as defined therein) be distributed quarterly to the investor limited partners (Limited Partners) in specified proportions and priorities and that Sale or Refinancing Proceeds (as defined therein) be distributed as and when available. For the years ended December 31, 2000 and 1999, no distributions of Cash Flow or Sale or Refinancing Proceeds were paid or accrued to the Limited Partners.

Item 6.  Management's Discussion and Analysis of Condition or Plan of Operation.

Special Note Regarding Forward-Looking Statements. Certain statements in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. The Partnership's actual results could differ materially from those anticipated in these forward-looking statements. Limited Partners, potential investors and other readers are urged to consider that factor and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are made as of the date of this report, and the Partnership undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

As of December 31, 2000, the Partnership had $627,615 of total cash and cash equivalents. HPP'89's cash is used primarily to fund general and administrative expenses of managing the public fund. The Partnership's only source of short-term liquidity is from distributions received from Investee Entities. The Partnership expects to continue to fund its expenses with cash flow distributions from Portland Lofts and TCAMP.

The short-term liquidity of the Investee Entities depends on their ability to generate sufficient rental income to fund operating expenses and debt service requirements. TCAMP, Portland Lofts and 402 Julia have stabilized operations and TCAMP and Portland Lofts are expected to generate cash flow. The Partnership received distributions from Portland Lofts of $156,000 for each of the years ended December 31, 2000 and 1999. The Partnership received distributions from TCAMP of $262,500 and $250,000, respectively for the years ended December 31, 2000 and 1999.

Cash flow generated from the Partnership's investment properties and the Partnership's share of the proceeds from the sale of such properties is expected to be the source of future long-term liquidity.

Results of Operations. The Partnership accounts for its investments in its three investee entities under the equity method. In general, under the equity method of accounting for investments, the investment is recorded at cost and the current allocable portion of earnings (losses) of an Investee Entity is recorded as income (loss) with a corresponding increase (decrease) to the investment account. The allocable portion of losses of an Investee Entity are not recorded after the respective investment account is reduced to zero. The allocable portion of earnings of an Investee Entity are not recorded until all previously unrecorded losses are absorbed. The Partnership's allocable share of operating income and/or losses in investee entities range from 50% to 99%.

Distributions received are recorded as reductions to the investment account. Distributions received from an Investee Entity whose respective investment account has been reduced to zero are recorded as income.

For the year ended December 31, 2000, 402 Julia recorded an economic occupancy of 97% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 98%. 402 Julia has benefited from a relatively strong New Orleans market and continues to record stable operations in recent years. 402 Julia rents units to residential tenants, and at December 31, 2000 approximately half of which are under short-term operating leases expiring within one year from signing with the remaining rented under month-to-month arrangements. For the year ended December 31, 2000, 402 Julia recorded net income of approximately $47,400 which included depreciation and amortization of approximately $43,800.

For the year ended December 31, 2000, Portland Lofts recorded an economic occupancy of 90% for its residential units and an economic occupancy of 93% for its commercial space for a combined economic occupancy of 90%. Portland Lofts rents space to residential tenants principally under month-to-month arrangements and to commercial tenants under operating leases of varying terms expiring through 2005. As of December 31, 2000, the Partnership had entered into twelve commercial leases with the remaining commercial tenants under month-to-month agreements. Portland Lofts' largest commercial tenant occupancies 23% of the commercial space at December 31, 2000, representing only 5.8% of the total square feet of the property. For the year ended December 31, 2000, Portland Lofts recorded net income of approximately $54,400 which included depreciation and amortization of approximately $286,800.

TCAMP operates in the competitive lowertown district of St. Paul, Minnesota. TCAMP has achieved stable occupancy and had an economic occupancy of 94% for the year ended December 31, 2000. TCAMP recorded net income of approximately $591,300, which included depreciation and amortization expense of approximately $263,100, for the year ended December 31, 2000.

The Partnership recorded net income, under general accepted accounting principles of $210,715 for the year ended December 31, 2000, compared to net income of $277,932 for the year ended December 31, 1999. This decrease is primarily due to an increase in operating and administrative expense of approximately $57,700 and a decrease in equity in income of investee entities of approximately $26,400 offset by an increase in interest and other income of approximately $16,900. Operating and administrative expenses increased for the year ended December 31, 2000, compared to the same period in 1999, due to increases in overhead costs and nonrecurring third party professional fees. Equity in income from investee entities decreased mainly due to the proceeds of $113,752 received in September of 1999 from the developer of Jenkins Court, offset by increases in HPP'89's allocated net income from TCAMP of approximately

$62,400 and 402 Julia of approximately $24,300. The proceeds received from the developer of Jenkins Court represented payment of the default loan which had been provided by the Partnership and secured by the developer's interest in an unaffiliated limited partnership. In October 1999, Jenkins Court and its affiliates and the developer and its affiliates entered into agreements for mutual release and agreed to liquidate Jenkins Court by December 31, 1999. No other funds will be paid to the partnership from Jenkins Court. HPP'89's allocated net income from TCAMP increased due to increases in rental income, as a result of increased rental rates, and newly assessed parking income. HPP'89's allocated net income from 402 Julia increased primarily due to an increase in rental income, as a result of increased rental rates.

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

Item 7.  Financial Statements

See the Financial Statements of the Partnership included as part of this Annual Report on Form 10-KSB.

 Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9.  Director and Executive Officer of the Registrant.

         (a) and (b)  Identification of Director and Executive Officer.

The following table sets forth the name and age of the director and executive officer of PAS and the offices held by such person.

      Name                            Office                         Age

Terrence P. Sullivan           President and Director                 54

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


                  (c)      Significant Employees.

                           None.

                  (d)      Family Relationships.

                           None.

                  (e)      Business Experience.

The background and experience of the executive officer and director of PAS and Boston Capital Planning identified above in Items 9(a) and 9(b) is as follows:

Terrence P. Sullivan, 54, is the founder and sole shareholder of Boston Capital Planning, a financial consulting and real estate syndication firm, and its wholly-owned subsidiary, Boston Bay Capital, Inc. (Boston Bay Capital). Founded in 1979, Boston Bay Capital was an NASD-Registered broker/dealer specializing in placement of interests in real estate limited partnerships which own historic and restoration properties. From 1979 through December 31, 1986, Boston Bay Capital participated in the placement of limited partnership interests in 98 real estate programs, approximately 60 of which were historic rehabilitation or restoration partnerships, placing a total of approximately $140,000,000 in equity. In addition, Boston Bay Capital served as dealer manager in connection with the sale of Units of limited partnership interest in Historic Preservation Properties Limited Partnership, Historic Preservation Properties 1988 Limited Partnership, the Partnership, and Historic Preservation Properties 1990 L.P. Tax Credit Fund, four public programs sponsored by the General Partner and an affiliate of the General Partner. Such public programs sold an aggregate of approximately $82 million of Units of limited partnership interest. From 1972 to 1978, Mr. Sullivan was Tax Shelter coordinator for the Boston office of White,

Weld & Co., Inc., an investment banking firm. Mr. Sullivan graduated from Worcester Polytechnic Institute in 1968 with a Bachelor of Science degree in mechanical engineering.

He received a Masters in Business Administration from the University of Massachusetts (Amherst) in 1971. Mr. Sullivan serves as a general partner of BBC Restoration Properties II Limited Partnership, which concluded its business affairs December 31, 1999. In addition, an entity controlled by Mr. Sullivan served as the general partner of Institutional Credit Partners Limited Partnership (ICP), a partnership organized to invest in a diversified portfolio of properties which qualify for low-income housing tax credits, Rehabilitation Tax Credits, or both. In 1989, ICP completed a private placement of $5,790,000 of limited partnership interest to corporations and other institutional investors. ICP concluded its business affairs December 31, 2000.

                  (f)      Involvement in Certain Legal Proceedings.

                           None.

Item 10.          Executive Compensation.

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

There were no expense reimbursements paid to or accrued, for the years ended December 31, 2000 and 1999.

 For the years ended  December 31, 2000 and 1999, the  Partnership  allocated to
 the  General   Partner   unaudited   taxable   income  of  $1,675  and  $2,053,
 respectively.

Item 11.  Unit Ownership of Certain Beneficial Owners and Management.

          (a)  Unit Ownership of Certain Beneficial Owners.

No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 15, 2001. Pursuant to the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

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

           (b)     Unit Ownership of Management.

No director or executive officer of PAS, Boston Capital Planning or their affiliates had any beneficial ownership of Units as of March 15, 2001. However, a former Vice President of Boston Capital Planning purchased 20 Units ($20,000) in the Partnership during 1989. No officer or director of PAS or Boston Capital Planning, nor any general partner of the General Partner, nor any of their respective affiliates, possesses the right to acquire Units.

           (c)     Change in Control.

There exists no arrangement known to the Partnership which may at a subsequent date result in a change in control of the Partnership.

Item 12.   Certain Relationships and Related Transactions.

           None

Item 13.   Exhibits and Reports on Form 8-K.

     (a)   The following documents are filed as part of this report:

           1. Exhibits - The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

     (b) Reports on Form 8-K - The Partnership did not file any current reports on Form 8-K during the fourth quarter of 2000.

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

                               HISTORIC PRESERVATION PROPERTIES 1989
                               LIMITED PARTNERSHIP

                               By:      Boston Historic Partners Limited
                                         Partnership, General Partner

                                        By:   Portfolio Advisory Services,
                                              Inc., General Partner

Date:  March 15, 2001                         By: /s/Terrence P. Sullivan
                                                  Terrence P. Sullivan,
                                                  President

                                        and

Date:  March 15, 2001                         By: /s/Terrence P. Sullivan
                                                  Terrence P. Sullivan,
                                                  General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title


                               Individual General Partner of Boston
                               Historic Partners Limited
/s/Terrence P. Sullivan        Partnership and President, Principal
Terrence P. Sullivan           Executive Officer and Director of
                               Portfolio Advisory Services, Inc.,
Date: March 15, 2001           General Partner of Boston Historic
                               Partners Limited Partnership.

                               Principal Financial and Principal
                               Accounting Officer of Portfolio
/s/Terrence P. Sullivan        Advisory Services, Inc., General
Terrence P. Sullivan           Partner of Boston Historic Partners
                               Limited Partnership
Date: March 15, 2001

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

An annual report will be furnished to unit holders subsequent to filing of this Form 10-KSB.

                     SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-KSB

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

 10(k) Agreementfor Extension of Debt and Related Matters between Security Pacific Bank Oregon, Portland Lofts Associates Limited Partnership and Joseph W. Angel, II dated May 7, 1991 (filed as Exhibit No. 10(k) to the Partnership's Form 10-K as of December 31, 1991 and incorporated herein by this reference).

 10(l) Documentsrelated to the Second Amended Settlement of Fleet Loan to Jenkins Court dated as of July 2, 1992.

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

 10(r)         Documentsrelating   to  the  $15,000   loan  to  Portland   Lofts
               Associates Limited Partnership (all dated March 2, 1992)

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

                    III. Release of Claims  between  Portland  Lofts and Ragland
                         (dated February 22, 1994)(filed as Exhibit No. 10(s) to the Partnership's Form 10-K as od December 31, 1993 and incorporated herein by this reference).

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

 10(y) First Amendment to Loan Documents, dated June 1, 1995, by and between Portland Lofts Associates Limited Partnership and Capital Consultants, Inc., (filed as Exhibit 10(y) to the Partnership's Form 10-K as of December 31, 1995 and incorporated herein by this reference).

 10(z) Documents relating to the organization and management of The Cosmopolitan at Mears Park, LLC. 1996 (filed as Exhibit 10(z) to the Partnership's Form 10-K as of December 31, 1996 and incorporated herein by this reference).

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

 10(aa) Documents relating to the refinancing of The Cosmopolitan at Mears Park, LLC Mortgage Debt. (filed as Exhibit 10 (aa) to the Partnership's Form 10-K as of December 31, 1996 and incorporated herein by this reference).

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

 10(bb) Settlement Agreement of the Amended Construction Loan to Portland Lofts Associates, L.P., (Amended Construction Loan Agreement filed as Exhibit No. 10(m) to the Partnership's Form 10-K as of December 31, 1992) (filed as Exhibit 10 (bb) to the Partnership's Form 10-K as of December 31, 1996 and incorporated herein by this reference).

 10(cc) Documents relating to the refinancing of the Portland Lofts Associates, L.P. Mortgage Debt, (all dated as of June 20, 1996).

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

 10(dd) Promissory Note between Portland Loft Associates, L.P. and Joseph Angel and Lynne Angel, dated December 18, 1996 (filed as Exhibit 10 (dd) to the Partnership's Form 10-K as of December 31, 1996 and incorporated herein by this reference).

 10(ee) Forbearance Agreement between Historic Preservation Properties 1989, L.P. and East Bank Angel Joint Venture, dated July 1, 1997 (filed as Exhibit 10(ee) to the Partnership's Form 10-K as of December 31, 1997 and incorporated herein by this reference).

 10(ff) Asset Management agreement between Historic Preservation Properties 1989, L.P. and Gunn Financial Incorporated, dated July 1, 1998 (filed as Exhibit 10 (ff) to the Partnership's Form 10-K as of December 31, 1998 and incorporated herein by this reference).

 10(gg) Documents relating to the refinancing of 402 Julia Street Associates, L.P.'s Mortgage Debt, dated July 9, 1998 (filed as
               Exhibit 10 (gg) to the Partnership's Form 10-K as of December 31, 1998 and incorporated herein by this reference).

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

 10(hh) First Amendment to Forbearance Agreement between Historic Preservation Properties 1989, L.P. and East Bank Angel Joint Venture, dated June 21, 2000.

 10(ii) Second Amendment to Forbearance Agreement between Historic Preservation Properties 1989, L.P. and East Bank Angel Joint Venture, dated September 27, 2000.

 10(jj) Third Amendment to Forbearance Agreement between Historic Preservation Properties 1989, L.P. and East Bank Angel Joint Venture, dated December 18, 2000.

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

    HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                              FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                          ANNUAL REPORT ON FORM 10-KSB

                                     Item 7


                          INDEX TO FINANCIAL STATEMENTS


                                                                          Page
Financial Statements of Historic Preservation
   Properties 1989 Limited Partnership

     Independent Auditors' Repor                                           F-3
     Balance Sheet as of December 31, 2000                                 F-4
     Statements of Operations for the Years Ended December 31, 2000
       and 1999                                                            F-5
     Statements of Changes in Partners' Equity (Deficit) for the Years
       Ended December 31, 2000 and 1999                                    F-6
     Statements of Cash Flows for the Years Ended December 31, 2000
       and 1999                                                            F-7
     Notes to Financial Statements                                         F-8

                          INDEPENDENT AUDITORS' REPORT


The Partners
Historic Preservation Properties 1989 Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Historic Preservation Properties 1989 Limited Partnership (the Partnership) as of December 31, 2000, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Historic Preservation Properties 1989 Limited Partnership as of December 31, 2000 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


Lefkowitz, Garfinkel, Champi & DeRienzo P.C.



Providence, Rhode Island
February 13, 2001

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                                  BALANCE SHEET
                                DECEMBER 31, 2000


                                     ASSETS


INVESTMENTS IN INVESTEE ENTITIES                                $     652,905

CASH AND CASH EQUIVALENTS                                             627,615
NOTE RECEIVABLE                                                        60,500
                                                                ---------------
                                                                $   1,341,020
                                                                ==============
LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
     Accounts payable and accrued expenses                      $      41,628
                                                                --------------

              Total liabilities                                        41,628
                                                                --------------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY
     Limited Partners' Equity - Units of  Investor Limited
         Partnership Interest, $1,000 stated value
         per Unit-Issued and outstanding 26,588 units               1,517,734
     General Partner's Deficit                                       (218,342)
                                                                --------------
              Total partners' equity                                1,299,392
                                                                --------------

                                                                $   1,341,020
                                                                ==============

 The accompanying notes are an integral part of these financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                   2000               1999
                                              ---------------    ---------------

REVENUE:
     Interest and other income                  $   24,855         $    7,943
                                              ---------------    ---------------
EXPENSES:
     Operating and administrative                  294,131            236,421
                                              ---------------    ---------------

LOSS FROM OPERATIONS                              (269,276)          (228,478)

EQUITY IN INCOME
     OF INVESTEE ENTITIES                          479,991            506,410
                                              ---------------    ---------------

NET INCOME                                      $  210,715         $  277,932
                                              ===============    ===============

NET INCOME  ALLOCATED
     TO GENERAL PARTNER                         $    2,107         $   2 ,779
                                              ===============    ===============

NET INCOME  ALLOCATED
     TO LIMITED PARTNERS                        $  208,608         $  275,153
                                              ===============    ===============

NET INCOME PER UNIT OF INVESTOR LIMITED
     PARTNERSHIP INTEREST, BASED ON
     26,588 UNITS ISSUED AND OUTSTANDING        $     7.85         $    10.35
                                              ===============    ===============



 The accompanying notes are an integral part of these financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                    STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                        Units of
                                                        Investor            Investor
                                                        Limited             Limited            General
                                                      Partnership          Partners'          Partner's
                                                        Interest             Equity            Deficit               Total
                                                     ---------------     ---------------   -----------------    -----------------


BALANCE, December 31, 1998                                   26,588         $ 1,033,973         $ (223,228)          $  810,745

  Net Income                                                      -             275,153              2,779              277,932
                                                     ---------------     ---------------   -----------------    -----------------

BALANCE, December 31, 1999                                   26,588           1,309,126           (220,449)           1,088,677

  Net Income                                                      -             208,608              2,107              210,715
                                                     ---------------     ---------------   -----------------    -----------------

BALANCE, December 31, 2000                                   26,588         $ 1,517,734         $ (218,342)         $ 1,299,392
                                                     ===============     ===============   =================    =================



 The accompanying notes are an integral part of these financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999




                                                                                                  2000                1999
                                                                                            -----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                                  $   210,715          $ 277,932
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Equity in income of investee entities (over) under
           distributions received                                                                    (61,491)            13,342
         Decrease in note receivable and other assets                                                  3,500              9,350
         Increase (decrease) in accounts payable and
           accrued expenses                                                                           (2,058)             5,344
                                                                                            -----------------    ----------------
             Net cash provided by operating activities                                               150,666            305,968
                                                                                            -----------------    ----------------

NET INCREASE IN CASH
         AND CASH EQUIVALENTS                                                                        150,666            305,968

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                         476,949            170,981
                                                                                            -----------------    ----------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                           $   627,615         $  476,949
                                                                                            =================    ================


 The accompanying notes are an integral part of these financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


(1)      Organization and General Partner - BHP

         Historic Preservation Properties 1989 Limited Partnership (HPP'89) was formed on September 1, 1988 under the Delaware Revised Uniform Limited Partnership Act. The purpose of HPP'89 is to invest in a diversified portfolio of real properties for which certain costs of rehabilitation have qualified for rehabilitation tax credits (Rehabilitation Tax Credits).

         Boston Historic Partners Limited Partnership (BHP), a Massachusetts limited partnership, is the general partner of HPP'89. BHP was formed in November 1986 for the purpose of organizing, syndicating and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships). As of December 31, 2000, BHP had established three such partnerships, including HPP'89. Officers of Boston Capital Planning Group, Inc. (BCPG), an affiliate of BHP, were the initial limited partners of HPP'89. The initial limited partners withdrew as limited partners upon the first admission of Investor Limited Partners (Limited Partners). Prior to admission of the Limited Partners, all costs incurred by HPP'89 were paid by BHP. On May 3, 1989, the first Limited Partners were admitted to HPP'89 and operations commenced.

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

(2)      Summary of Significant Accounting Policies

         Investments in Investee Entities

         HPP'89 accounts for its investments in its three investee entities (Investee Entities) under the equity method. In general, under the equity method of accounting for investments, the investment is recorded at cost and the current allocable portion of earnings (losses) of an Investee Entity is recorded as income (loss) with a corresponding increase (decrease) to the investment account. The allocable portion of losses of an Investee Entity are not recorded after the respective investment account is reduced to zero. The allocable portion of earnings of an Investee Entity are not recorded until all previously unrecorded losses are absorbed.

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

         Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


(2)      Summary of Significant Accounting Policies (Continued)

         Cash, Cash Equivalents and Concentration of Credit Risk

         HPP'89 considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2000, cash equivalents totaled $518,056.

         At December 31, 2000, HPP'89 had approximately $60,028 of cash and cash equivalents on deposit in a bank in excess of amounts insured by the Federal Deposit Insurance Corporation. Also at December 31, 2000, HPP'89 had $468,056 of Massachusetts municipal money market funds which are not insured or guaranteed.

         Income Taxes

         No provision (benefit) for income taxes is reflected in the accompanying financial statements of HPP'89. Partners of HPP'89 are required to report on their tax returns their allocable share of income, gains, losses, deductions and credits determined on a tax basis.

(3)      Investments in Investee Entities; Commitments and Contingencies

         HPP'89 has general partnership interests in two Investee Entities and is a managing member in another Investee Entity.

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

         Following is a summary of information regarding the Investee Entities and HPP'89's investments therein:

         Jenkins Court Associates Limited Partnership (Jenkins Court) was a Delaware limited partnership which was formed on December 20, 1988 to acquire, construct, rehabilitate, operate and manage a 144,000 net rentable square foot five-story building and 30,000 net rentable square feet of new retail space, including storage areas and parking facilities, located at Old York Road and Rydal Road, Jenkintown Borough, Pennsylvania. HPP'89 contributed $6,563,064 to the capital of Jenkins Court through the date of Jenkins Court's Chapter 11 filing (see below) and had a general partnership interest therein. HPP'89's investment in Jenkins Court represented approximately 36% of the aggregate funds initially available for investment.

         On November 23, 1994, Jenkins Court filed a petition for relief under Chapter 11 of the federal bankruptcy laws in United States Bankruptcy Court for the jurisdiction of the Eastern District of Pennsylvania. On August 31, 1995, considering the unlikelihood of a successful plan of reorganization, Jenkins Court and the mortgage holder entered into a settlement agreement under which Jenkins Court transferred the deed and title of the property to the mortgage holder. The mortgage holder released Jenkins Court and its guarantors for the entire indebtedness. As of August 31, 1995, 98.4% of the Limited Partners' tax credits were vested prior to the loss of the property. Although Jenkins Court no longer owned investment property or had property operations after August 31, 1995, the Jenkins Court partnership remained in existence until December 31, 1999 to resolve certain partnership assets and liabilities. In September 1999, HPP'89 collected $113,752 from the proceeds of the collateral securing HPP'89's default loan receivable from Jenkins Court. The $113,752 received during the year ended December 31, 1999 is included in equity in income of investee entities.
                                       F-9

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


 (3)     Investments  in  Investee  Entities;   Commitments  and  Contingencies
         (Continued)

         402  Julia  Street  Associates  Limited  Partnership  (402  Julia) is a
         Delaware limited partnership formed on July 25, 1989 to acquire, construct, rehabilitate, operate and manage a 24 residential units and approximately 3,900 net rentable square feet of commercial space building located thereon at 402 Julia Street, New Orleans, Louisiana. For the year ended December 31, 2000, 402 Julia recorded an economic occupancy of 97% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 98% (occupancy percentages unaudited).

         HPP'89 originally contributed $775,000 to the capital of 402 Julia and owns a general partnership interest therein. HPP'89's original investment in 402 Julia represented approximately 4% of the aggregate funds initially available for investment. On September 16, 1993, HPP'89 sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. HPP'89's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale require annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. At December 31, 2000, the remaining uncollected payments total $60,500 which are secured by the interest sold to the developer general partner. The sale transaction did not generate any Investment Tax Credit recapture.

         Rehabilitation Tax Credits generated by 402 Julia and previously allocated to HPP'89 Limited Partners totaled $248,796 since inception. As of March 31, 1995, 100% of these credits were fully vested.

         HPP'89 recorded net income from the 402 Julia Investment of $30,959 and $6,634 for the years ended December 31, 2000 and 1999 as well as amortization of $3,252 for each of the years ended December 31, 2000 and 1999.

         Portland Lofts Associates Limited Partnership (Portland Lofts) is a Delaware limited partnership formed on August 8, 1989 to acquire, construct, rehabilitate, operate and manage three buildings containing 89 residential units and 29,250 square feet of ground floor space useable as either commercial space or as home/studio space for artists, located at 555 Northwest Park Avenue in Portland, Oregon. For the year ended December 31, 2000, the economic occupancy of its residential units was 90% and the economic occupancy for its commercial space was 93% for a combined economic occupancy of 90% (occupancy percentages unaudited).

         HPP'89 contributed $3,820,000 through December 31, 2000 to the capital of Portland Lofts and owns a general partnership interest therein. HPP'89's investment in Portland Lofts represents approximately 21% of the aggregate funds initially available for investment.

         Rehabilitation Tax Credits generated by Portland Lofts and allocated to HPP'89's Limited Partners totaled $1,775,571 since inception. As of April 1, 1996, 100% of these tax credits were fully vested.

         During 1997, HPP'89's investment in Portland Lofts was reduced to zero due to allocated losses and distributions received. At December 31, 1999, HPP'89 had cumulative unrecorded losses totaling $40,201 relating to the Portland Lofts investment.

         For the years ended December 31, 2000 and 1999, HPP'89 was allocated net income of $53,847 and $50,786, respectively, from Portland Lofts, thereby allowing HPP'89 to record all cumulative unrecorded losses relating to Portland Lofts investment as of December 31, 2000.

         For each of the years ended December 31, 2000 and 1999, HPP'89 received distributions of $156,000 from the Portland Lofts investment. Distributions received of $143,000 and $156,000 for the years ended December 31, 2000 and 1999, respectively, were recorded as equity in income of investee entities.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


 (3)     Investments  in  Investee  Entities;   Commitments  and  Contingencies
         (Continued)

         The Cosmopolitan at Mears Park, LLC (TCAMP) On December 18, 1989, HPP'89 acquired the Cosmopolitan Building containing 255 residential units and approximately 2,250 square feet of commercial space. The building was renovated, and certain renovation costs qualified for Rehabilitation Tax Credits. HPP'89's investment in The Cosmopolitan Building represented approximately 39% of the aggregate funds initially available for investment. For the year ended December 31, 2000, the economic occupancy of TCAMP was 94% (unaudited).

         Rehabilitation Tax Credits generated by the purchase of the Cosmopolitan Building and previously allocated to HPP'89's Limited Partners totaled $4,307,491 since inception. As of December 31, 1994, 100% of these tax credits were fully vested.

         Effective March 15, 1996, HPP'89 contributed the Cosmopolitan Building, and certain other assets and liabilities, to TCAMP (a Limited Liability Company) for a 50% ownership interest and accounts for its investment in TCAMP under the equity method of accounting. Distributions from TCAMP to HPP'89 and the other member are subject to the order of distributions as specified in the Operating Agreement of TCAMP.

         HPP'89 recorded net income of $295,638 and $233,276 for the years ended December 31, 2000 and 1999, respectively, from the TCAMP Investment. HPP'89 received cash distributions of $262,500 and $250,000 from TCAMP for the years ended December 31, 2000 and 1999, respectively.

         HPP'89's investments in the Investee Entities at December 31, 2000 are summarized as follows:

         Cumulative:

         Investment and advances made in cash                   $    4,880,288
         Evaluation and acquisition costs                              835,709
         Interest capitalization and other costs                        39,615
         Net equity in income of Investee Entities                         112
         Reserves for realization of investments                    (3,469,267)
         Amortization of certain costs                                 (56,232)
         Distributions received from Investee Entities              (1,335,700)
         Sale of one third interest of Investee Entity                (241,620)
                                                                ----------------

                                                                $      652,905
                                                                ================

         The above summary of HPP'89's investments in Investee Entities does not include its investment in Jenkins Court.

         The equity in income of Investee Entities reflected in the accompanying statements of operations included income of $483,243 and $395,910 (prior to recovery of $113,752 default loan receivable), for the years ended December 31, 2000 and 1999, respectively, and annual amortization of certain costs of $3,252, for each of the years ended December 31, 2000 and 1999.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


     (3)  Investments  in  Investee  Entities;   Commitments  and  Contingencies
          (Continued)

         Summary combined balance sheet of the Investee Entities as of December 31, 2000 and summary combined statements of operations for the years ended December 31, 2000 and 1999 are as follows.

                             COMBINED BALANCE SHEET
                                     ASSETS

                                                                     2000
                                                                  -----------
         Buildings and improvements (net of
         accumulated depreciation of $4,543,230)               $     14,437,784
         Land                                                         2,041,326
         Other assets (net of accumulated
         amortization of $220,538)                                      525,675
         Cash and cash equivalents                                      535,328
                                                                ----------------

                  Total assets                                  $    17,540,113
                                                                ================

                        LIABILITIES AND PARTNERS' EQUITY

                                                                     2000
                                                                  -----------
       Liabilities
               Mortgage and notes payable                      $     12,947,002
               Other liabilities                                        628,106
                                                               -----------------
               Total liabilities                                     13,575,108
                                                               -----------------

               Partners' equity:
               HPP'89                                                 2,756,018
               Other partners                                         1,208,987
                                                               -----------------
                  Total partners' equity                              3,965,005
                                                               -----------------

                     Total liabilities and partners' equity    $     17,540,113
                                                               =================

Members' equity in TCAMP has been classified as partners' equity in the combined balance sheet.


                        COMBINED STATEMENTS OF OPERATIONS

                                                     2000             1999
                                                  ----------      -----------

   Revenue:
           Rental revenue                     $   4,361,451       $   4,178,519
           Interest and other income                 71,524              78,077
                                              --------------      --------------
                                                  4,432,975           4,256,596
                                              --------------      --------------

   Expenses:
         Interest expense                         1,186,689           1,207,119
         Depreciation and amortization              593,734             608,453
         Operating expenses                       1,959,496           1,913,019
                                              --------------      --------------
                                                  3,739,919           3,728,591
                                              --------------      --------------

   Net income from operations                  $    693,056       $     528,005
                                               =============      ==============
   Net income allocated to HPP'89              $    380,444       $     290,696
                                               =============      ==============
   Net income allocated to other partners      $    312,612       $     237,309
                                               =============      ==============

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

 (4)     Commitments

         Effective  July 1, 1998,  HPP'89 engaged Gunn  Financial,  Incorporated
         (GFI), an unaffiliated Massachusetts corporation, to provide accounting, asset management and investor services. GFI provides such services for an annual management fee plus reimbursement of all its costs of providing these services. The agreement expires on the earlier of June 30, 2006 or liquidation of the Partnership, as defined. Through June 30, 2000, the annual fee was $63,000 and effective July 1, 2000, the annual fee was reduced to $54,000. For the years ended December 31, 2000 and 1999, GFI was reimbursed $160,176 and $120,218, respectively for operating costs.

 (5)     Fair Value of Financial Instruments

         The fair values of cash and cash equivalents and accounts payable and accrued expenses at December 31, 2000 approximate their carrying amounts due to their short maturities.