Form 10QSB
period 2001-03-31
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 2001-05-15
CIK 839614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarter ended March  31, 2001
                  or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

                                   FORM 10-QSB

                                MARCH 31, 2001

                                TABLE OF CONTENTS



PART  I  -  FINANCIAL INFORMATION

      Financial Statements

         Consolidated Balance Sheets                                    3

         Consolidated Statements of Operations                          4

         Consolidated Statements of Partners' Equity (Deficit)          5

         Consolidated Statements of Cash Flows                          6

         Notes to Financial Statements                                  7-13

       Management's Discussion and Analysis of Financial
               Condition or Plan of Operation                           14-15

PART II  -  Other Information                                           16

         Signatures                                                     17

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   CONSOLIDATED BALANCE SHEET - MARCH 31, 2001
                       AND BALANCE SHEET DECEMBER 31, 2000

                                     ASSETS

                                                                        2001                  2000
                                                                    ------------           -----------
                                                                    (Unaudited)
INVESTMENT IN REAL ESTATE
   Building and improvements                                        $ 10,706,310                    --
   Land and land improvements                                          1,867,937                    --
   Furniture and equipment                                               408,885                    --
                                                                    ------------           -----------
                                                                      12,983,132                    --
   Accumulated depreciation                                               (2,716)                   --
                                                                    ------------           -----------
                                                                      12,980,416                    --
                                                                    ------------           -----------

INVESTMENTS IN INVESTEE ENTITIES                                         465,113               652,905
                                                                    ------------           -----------

CASH AND CASH EQUIVALENTS
   Real estate operating and reserves                                    247,698                    --
   Partnership                                                           754,396               627,615
                                                                    ------------           -----------
                                                                       1,002,094               627,615
                                                                    ------------           -----------

CASH EQUIVALENT, SECURITY DEPOSITS                                       109,053                    --

OTHER ASSETS                                                             391,286                60,500
ESCROW DEPOSITS                                                          330,774                    --
DEFERRED COSTS (net of accumulated amortization of $142)                 247,806                    --
                                                                    ------------           -----------

                                                                    $ 15,526,542           $ 1,341,020
                                                                    ============           ===========

                        LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
   Mortgage note payable                                            $ 14,000,000           $        --
   Accounts payable and accrued expenses                                 187,699                41,628
   Security deposits                                                     109,053                    --
                                                                    ------------           -----------

         Total liabilities                                            14,296,752                41,628
                                                                    ------------           -----------

COMMITMENTS (Notes 5)

PARTNERS' EQUITY
   Limited Partners' Equity - Units of  Investor Limited
      Partnership Interest, $1,000 stated value
      per Unit-Issued and outstanding 26,588 units                     1,448,828             1,517,734
   General Partner's Deficit                                            (219,038)             (218,342)
                                                                    ------------           -----------

         Total partners' equity                                        1,229,790             1,299,392
                                                                    ------------           -----------

                                                                    $ 15,526,542           $ 1,341,020
                                                                    ============           ===========



   The accompanying notes are an integral part of these financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                       AND STATEMENT OF OPERATIONS FOR THE
                          THREE MONTHS ENDED MARCH 2000
                                   (UNAUDITED)


                                                        2001             2000
                                                      --------        ---------
REVENUE:
   Rental income                                      $ 14,752        $      --
   Interest and other income                             7,252            5,787
                                                      --------        ---------
                                                        22,004            5,787
EXPENSES:
   Operating and administrative                         71,358           84,360
   Depreciation and amortization                         2,858               --
   Property operating expenses:
        Payroll services                                 1,314               --
      Utilities                                          2,047               --
      Real estate taxes                                  1,953               --
      Other operating expenses                           2,623               --
                                                      --------        ---------
                                                        82,153               --

LOSS FROM OPERATIONS                                   (60,149)         (78,573)

INTEREST EXPENSE                                         5,366               --

EQUITY IN INCOME (LOSS) OF INVESTEE ENTITIES            (4,087)         125,695
                                                      --------        ---------

NET INCOME (LOSS)                                     $(69,602)       $  47,122
                                                      ========        =========

NET INCOME (LOSS) ALLOCATED TO GENERAL PARTNER        $   (696)       $     471
                                                      ========        =========

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS       $(68,906)       $  46,651
                                                      ========        =========

NET INCOME (LOSS) PER UNIT OF INVESTOR LIMITED
   PARTNERSHIP INTEREST, BASED ON 26,588 UNITS
   ISSUED AND OUTSTANDING                             $  (2.59)       $    1.75
                                                      ========        =========


   The accompanying notes are an integral part of these financial statements.

                HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                      FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND
                            FOR THE YEAR ENDED DECEMBER 31, 2000


                                        Units of
                                        Investor        Investor
                                         Limited         Limited           General
                                       Partnership       Partners'        Partner's
                                         Interest         Equity           Deficit            Total
                                       -----------     ------------       ----------       -----------
BALANCE, December 31, 1999                26,588       $ 1,309,126        $(220,449)       $ 1,088,677


  Net Income                                  --           208,608            2,107            210,715
                                          ------       -----------        ---------        -----------


BALANCE, December 31, 2000                26,588         1,517,734         (218,342)         1,299,392


  Net Loss (unaudited)                        --           (68,906)            (696)           (69,602)
                                          ------       -----------        ---------        -----------


BALANCE, March 31, 2001 (unaudited)       26,588       $ 1,448,828        $(219,038)       $ 1,229,790
                                          ======       ===========        =========        ===========


   The accompanying notes are an integral part of these financial statements.

                HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                                                                    2001             2000
                                                                               ------------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                           $    (69,602)       $  47,122
   Adjustment to reconcile net income (loss) to
     net cash provided by operating activities:
      Equity in income in Investee Entities over
         distributions received                                                     201,189           13,305
      Increase in other assets                                                       (2,207)          (1,729)
      Increase (decrease) in accounts payable and accrued expenses                  (16,633)           1,497
                                                                               ------------        ---------

         Net cash provided by operating activities                                  112,747           60,195
                                                                               ------------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment of deferred costs                                                       (196,825)              --
   Increase in escrow deposits                                                     (330,774)              --
   Cash provided by Investee Entity                                                  54,447               --
                                                                               ------------        ---------
         Net cash used by investing activities                                     (473,152)              --
                                                                               ------------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from mortgage note payable                                           14,000,000               --
   Payments of Investee Entity's mortgage payable                                (6,542,273)              --
   Distributions to Investee Entity's other member                               (6,436,904)              --
   Increase in other assets receivable from mortgage payable transaction           (285,939)              --
                                                                               ------------        ---------
         Net cash provided by financing activities                                  734,884               --
                                                                               ------------        ---------

NET INCREASE IN CASH EQUIVALENTS                                                    374,479           60,195

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      627,615          476,949
                                                                               ------------        ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $  1,002,094        $ 537,144
                                                                               ============        =========


   The accompanying notes are an integral part of these financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


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

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         ---------------------------

         As of March 30, 2001, and as further discussed in Note 3, HPP'89 holds a 99% membership interest in The Cosmopolitan at Mears Park, LLC (TCAMP), a Delavare limited liability company. All operating and financial policy decisions of TCAMP are controlled by HPP'89.

         The consolidated financial statements include the accounts of HPP'89 and TCAMP after the elimination of all intercompany transactions and activity.

         Under the principles of consolidation, losses and other charges applicable to the minority interest which exceed the minority interest in equity capital of the minority interest are charged against the controlling interest since there is no obligation for the minority interest to make good such losses or other charges. Once the minority interest has been reduced to zero, future earnings of the minority interest are credited to the controlling interest to the extent of the losses or other charges applicable to the minority interest which have been charged against the controlling interest. At March 31, 2001, the minority interest in TCAMP has been reduced to zero and cumulative losses and other charges applicable to the minority interest which have been charged against HPP'89 total approximately $1,500.

         Investments in Investee Entities
         --------------------------------

         HPP'89 accounts for its investments in its Investee Entities (Investee Entities) under the equity method. In general, under the equity method of accounting for investments, the investment is recorded at cost and the current allocable portion of earnings (losses) of an Investee Entity is recorded as income (loss) with a corresponding increase (decrease) to the investment account. The allocable portion of losses of an Investee Entity are not recorded after the respective investment account is reduced to zero. The allocable portion of earnings of an Investee Entity are not recorded until all previously unrecorded losses are absorbed.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2001
                                   (UNAUDITED)


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Use of Estimates
         ----------------

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Real Estate and Depreciation
         ----------------------------

         Real estate is held for lease and stated at cost. Depreciation is provided over the estimated economic useful lives of the assets using the straight-line method. In recording its interest in TCAMP, HPP'89 established a new basis of accounting by recording the fair value of the consideration paid to the previous member for its interest, equal to the excess of the amount paid to the prior member over the recorded amount of the redeemed interest as investment in real estate. The amount recorded was allocated to the various components of investment in real estate in a manner similar to the method used under the purchase method of accounting.

         Cash, Cash Equivalents and Concentration of Credit Risk
         -------------------------------------------------------

         HPP'89 considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At March 31, 2001, cash equivalents totaled $996,149.

         At March 31, 2001, HPP'89 had $709,447 of cash and cash equivalents on deposit in a bank in excess of amounts insured by the Federal Deposit Insurance Corporation. Also at March 31, 2001, HPP'89 had $397,389 of Massachusetts municipal money market funds which are not insured or guaranteed.

         Deferred Costs
         --------------

         Deferred costs relating to the mortgage note and a commercial lease are amortized on a straight-line basis over their respective terms.

         Revenue Recognition
         -------------------

         Revenue, principally under annual operating leases, is recorded when due. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

         Income Taxes
         ------------

         No provision (benefit) for income taxes is reflected in the accompanying consolidated financial statements of HPP'89. Partners of HPP'89 are required to report on their tax returns their allocable share of income, gains, losses, deductions and credits determined on a tax basis.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2001
                                   (UNAUDITED)

(3)      INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITIES

         HPP'89 has general partnership interests in two Investee Entities and is the controlling member in TCAMP.

         HPP'89's current allocable percentage of operating income and/or losses in the Investee Entities ranges from 65% to 99%. Each of the Investee Entities' agreements is different but, in general, provides for a sharing of management duties and decisions among HPP'89 and the respective local general partners or other managing members, and certain priorities to HPP'89 with respect to return on and return of invested capital. Significant Investee Entity decisions require the approval of both HPP'89 and the local general partners. In addition, each Investee Entity has entered into various agreements with its local general partners, or their affiliates, to provide development, management and other services, for which the local general partners or (or their affiliates), are paid fees by the respective Investee Entity.

         Following is a summary of information regarding Real Estate and the Investee Entities: HPP'89's investments:

         THE COSMOPOLITAN AT MEARS PARK, LLC (TCAMP) On December 18, 1989, HPP'89 acquired the Cosmopolitan Building containing 255 residential units and approximately 2,200 square feet of commercial space. The building was renovated, and certain renovation costs qualified for Rehabilitation Tax Credits. HPP'89's investment in The Cosmopolitan Building represented approximately 39% of the aggregate funds initially available for investment. For the year ended December 31, 2000, the economic occupancy of TCAMP was 95%.

         Rehabilitation Tax Credits generated by the purchase of the Cosmopolitan Building and previously allocated to HPP'89's Limited Partners totaled $4,307,491 since inception. As of December 31, 1994, 100% of these tax credits were fully vested.

         Effective March 15, 1996, HPP'89 contributed the Cosmopolitan Building, and certain other assets and liabilities, to TCAMP (a Limited Liability Company) for a 50% ownership interest and accounts for its investment in TCAMP under the equity method of accounting through March 29, 2001. Distributions from TCAMP to HPP'89 and the other member are subject to the order of distributions as specified in the Operating Agreement of TCAMP.

         On March 30, 2001, TCAMP issued a mortgage note payable in the amount of $14,000,000, bearing interest at 6.995%, requiring monthly principal and interest payments totaling $93,095 commencing May 1, 2001, with the unpaid principal balance under the mortgage note payable on May 1, 2011. The mortgage note payable is secured by TCAMP's property, rents, and assignment of leases. Concurrently, TCAMP entered into an agreement with its other member owning the remaining 50% membership interest not owned by HPP'89 to redeem ninety-eight percent of her existing membership interest, thereby reducing her membership interest in TCAMP to 1%. Proceeds of the mortgage note payable were used to pay in full TCAMP's previous mortgage note payable and closing costs, make deposits to required escrow accounts, redeem the principally all of the membership interest not owned by HPP'89 for approximately $6,437,000, and provide approximately $464,000 of excess funds to TCAMP.

         HPP'89 recorded net loss of ($62,952), (adjusted for consolidation) for the period January 1, 2001 through March 29, 2001 and $76,925 for the three months ended March 31, 2000, respectively, from the TCAMP Investment. HPP'89 received cash distributions of $172,500 and $100,000 from TCAMP for the three months ended March 31, 2001 and 2000, respectively. Due to HPP'89's acquisition of a controlling interest in TCAMP, as of March 30, 2001, the operating activity of TCAMP is consolidated with that of HPP'89. Effective March 30, 2001, HPP'89 obtained unilateral control over the major operating and financial policies of TCAMP. In recording its interest in TCAMP, HPP'89 recorded the fair value of the consideration paid to the previous member for its interest, equal to the excess of the amount paid to the prior member over the recorded amount of the redeemed interest, totaling $6,512,152 as investment in real estate.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2001
                                   (UNAUDITED)


(3)      INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITIES (CONTINUED)

         PORTLAND LOFTS ASSOCIATES LIMITED PARTNERSHIP (Portland Lofts) is a Delaware limited partnership formed on August 8, 1989 to acquire, construct, rehabilitate, operate and manage three buildings containing 89 residential units and 29,250 square feet of ground floor space useable as either commercial space or as home/studio space for artists, located at 555 Northwest Park Avenue in Portland, Oregon. For the three months ended March 31, 2001, the economic occupancy of its residential units was 94% and the economic occupancy for its commercial space was 92% for a combined economic occupancy of 93%.

         HPP'89 contributed $3,820,000 through March 31, 2001 to the capital of Portland Lofts and owns a general partnership interest therein. HPP'89's investment in Portland Lofts represents approximately 21% of the aggregate funds initially available for investment.

         Rehabilitation Tax Credits generated by Portland Lofts and allocated to HPP'89's Limited Partners totaled $1,775,571 since inception. As of April 1, 1996, 100% of these tax credits were fully vested.

         HPP'89 recorded net income from the Portland Lofts Investment of $51,850 for the three months ended March 31, 2001. HPP'89 received distributions of $39,000 for the three months ended March 31, 2001 and 2000. Distributions received during the three months ended March 31, 2000 were recorded as equity in income of Investee Entities.

         402 JULIA STREET ASSOCIATES LIMITED PARTNERSHIP (402 Julia) is a Delaware limited partnership formed on July 25, 1989 to acquire, construct, rehabilitate, operate and manage a 24 residential units and approximately 3,500 net rentable square feet of commercial space building located thereon at 402 Julia Street, New Orleans, Louisiana. For the three months ended March 31, 2001, 402 Julia recorded an economic occupancy of 96% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 97%.

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

         HPP'89 recorded net income from the 402 Julia Investment of $7,828 and $10,583, respectively, as well as amortization of $813 for the three months ended March 31, 2001 and 2000.

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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2001
                                   (UNAUDITED)


(3)      INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITIES (CONTINUED)

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

         HPP'89's investments in the remaining Investee Entities at March 31, 2001 and December 31, 2000 are summarized as follows:

           Cumulative:                                                2001                   2000
                                                                      ----                   ----
                                                                                         (Audited)

           Investment and advances made in cash                   $ 4,880,288         $  4,880,288
           Evaluation and acquisition costs                           835,709              835,709
           Interest capitalization and other costs                     39,615               39,615
           Net equity in income (loss) of Investee Entities          (833,567)                 112
           Reserves for realization of investments                 (3,469,267)          (3,469,267)
           Amortization of certain costs                              (57,045)             (56,232)
           Distributions received from Investee Entities             (689,000)          (1,335,700)
           Sale of one third interest of Investee Entity             (241,620)            (241,620)
                                                                     --------             --------
                                                                  $   465,113         $    652,905
                                                                  ===========         ============

         The equity in income of Investee Entities reflected in the accompanying statements of operations included income of $24,521 and $126,508, for the three months ended March 31, 2001 and 2000, respectively, and annual amortization of certain costs of $813, for each of the three months ended March 31, 2001 and 2000.

         Summary combined balance sheets of the remaining Investee Entities as of March 31, 2001 and December 31, 2000 and summary combined statements of operations for the three months ended March 31, 2001 and 2000 are as follows. TCAMP's balance sheet has been consolidated with HPP'89 as of March 30, 2001.

                             COMBINED BALANCE SHEET
                                     ASSETS

                                                                                 2001                  2000
                                                                                 ----                  ----
           Buildings and improvements (net of accumulated
               depreciation; $3,502,978, 2001; $4,543,230, 2000)          $     8,848,848      $     14,437,784
           Land                                                                 1,032,326             2,041,326
           Other assets (net of accumulated amortization;
               $70,253, 2001; $220,538, 2000)                                     177,930               525,675
           Cash and cash equivalents                                              449,509               535,328
                                                                         ----------------      ----------------
                   Total assets                                          $     10,508,613      $     17,540,113
                                                                         ================      ================

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2001
                                   (UNAUDITED)


(3)      INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITIES (CONTINUED)

                        LIABILITIES AND PARTNERS' EQUITY

                                                                           2001                  2000
                                                                     --------------        -------------
        Liabilities
                Mortgage and notes payable                           $    6,345,087        $  12,947,002
                Other liabilities                                           413,555              628,106
                                                                     --------------        -------------
                Total liabilities                                         6,758,642           13,575,108
                                                                     --------------        -------------
         Partners' equity:
                HPP'89                                                    2,634,904            2,756,018
                Other partners                                            1,115,067            1,208,987
                                                                     --------------        -------------
                Total partners' equity                                    3,749,971            3,965,005
                                                                     --------------        -------------
                  Total liabilities and partners' equity             $   10,508,613        $  17,540,113
                                                                     ==============        =============

Members' equity in TCAMP has been classified as partners' equity in the combined balance sheet for 2000.

                        COMBINED STATEMENTS OF OPERATIONS

                                                                       2001                          2000
                                                               ---------------                 -------------

   Revenue:
            Rental revenue                                     $     1,121,695                 $   1,045,611
            Interest and other income                                   49,873                        21,342
                                                                     1,171,568                     1,066,953
   Expenses:
           Interest expense                                            428,237                       299,053
           Depreciation and amortization                               218,432                       149,091
           Operating expenses                                          460,529                       458,714
                                                               ---------------                 -------------
                                                                     1,107,198                       906,858
                                                               ---------------                 -------------
   Net income from operations                                   $       64,370                 $     160,095
                                                               ===============                 =============
    Net income allocated to HPP'89                              $       59,685                 $      77,653
                                                               ===============                 =============
    Net income allocated to other partners                      $        4,685                 $      82,442
                                                               ===============                 =============

(4)      MORTGAGE NOTE PAYABLE AND ESCROW DEPOSITS

         As discussed in Note 3, on March 30, 2001, TCAMP issued a mortgage note payable in the amount of $14,000,000 bearing interest at 6.995%, amortizing over a 30-year schedule, requiring monthly principal and interest payments totaling $93,095 commencing May 1, 2001, with the unpaid principal balance under the mortgage note payable on May 1, 2011. The mortgage note payable is secured by TCAMP's property, rents, and assignment of leases. The mortgage note requires monthly escrow deposits for real estate taxes, insurance escrow and replacement reserves of $31,489, $2,963, and $5,313, respectively.

         As of March 31, 2001, annual maturities of the mortgage note are as follows:

                       Year Ending December 31,
                      --------------------------
                                  2001                             $    82,716
                                  2002                                 134,472
                                  2003                                 144,326
                                  2004                                 152,110
                                  2005                                 166,046
                               Thereafter                           13,320,330

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2001
                                   (UNAUDITED)

(5)      RELATED PARTY TRANSACTION AND COMMITMENTS

         TCAMP entered into a management agreement with Claremont Management Corporation (CMC) to manage the property. The sole shareholder of CMC is related to other member of TCAMP. The agreement expires on June 30, 2001 and automatically renews thereafter on an annual basis, unless terminated as provided for in the agreement. The management agreement required the payment of a management fee through March 29, 2001 of 4%, as defined in the agreement, plus the reimbursement of all CMC's costs of providing these services. As of March 30, 2001 the management agreement was amended to adjust the rate to and 3% of gross receipts. Management fees under the management agreement totaled $30,333 and $28,014, respectively, for the three months ended March 31, 2001 and 2000. Expense reimbursements to CMC for the three months ended March 31, 2001 and 2000 totaled $63,253 and $57,392, respectively.

         Effective July 1, 1998, HPP'89 engaged Gunn Financial, Incorporated
         (GFI), an unaffiliated Massachusetts corporation, to provide accounting, asset management and investor services. GFI provides such services for an annual management fee plus reimbursement of all its costs of providing these services. The agreement expires on the earlier of June 30, 2006 or liquidation of the Partnership, as defined. Through June 30, 2000, the annual fee was $63,000 and effective July 1, 2000, the annual fee was reduced to $54,000. For the three months ended March 31, 2001 and 2000, GFI was reimbursed $50,555 and $42,507, respectively, for operating costs.

(6)      LIABILITY OF MEMBERS AND DISTRIBUTIONS OF CASH

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

         Distributions by TCAMP to the Members at the end of each fiscal year, or at such time as determined by the Board of Managers, are as follows:

         (i) First, to the payment of any principal or interest due with respect to any loans from Members, with any such payments to be applied first to accrued but unpaid interest and then to principal; and

         (ii) Second, the balance, if any, to the Members in accordance with their respective percentage interests (99% - HPP'89 and 1% - other member).

(7)      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash and cash equivalents, cash equivalent security deposits, other assets, escrow deposits, accounts payable and accrued expenses, and security deposits at March 31, 2001 and December 31, 2000 approximate their fair values due to their short maturities. The fair value of the mortgage payable at March 31, 2001 approximates its carrying amount based on the interest rates available for similar financing arrangements. All financial instruments were held for non-trading purposes.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION OR PLAN OF OPERATION
                                 MARCH 31, 2001


The following discussion should be read in conjunction with the accompanying financial statements for the three month period ended March 31, 2001 and the Form 10 - KSB for the year ended December 31, 2000.

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

As of March 31, 2001, the Partnership had $1,002,094 of total cash and cash equivalents. HPP'89's cash is used primarily to fund general and administrative expenses of managing the public fund. The Partnership's short-term liquidity depends upon its ability to receive distributions from TCAMP and its Investee Entities.

The short-term liquidities of TCAMP and the Investee Entities depend on their ability to generate sufficient rental income to fund operating expenses and debt service requirements. TCAMP, Portland Lofts and 402 Julia have stabilized operations and TCAMP and Portland Lofts are expected to generate cash flow. The Partnership received distributions from Portland Lofts of $39,000 for each of the three months ended March 31, 2001 and 2000. The Partnership received distributions from TCAMP of $172,500 and $100,000, respectively, for the three months ended March 30, 2001 and 2000.

Cash flow generated from the Partnership's investment properties and the Partnership's share of the proceeds from the sale of such properties is expected to be the source of future long-term liquidity.

Results of Operations. The Partnership accounts for its investments in its three Investee Entities under the equity method. In general, under the equity method of accounting for investments, the investment is recorded at cost and the current allocable portion of earnings (losses) of an Investee Entity is recorded as income (loss) with a corresponding increase (decrease) to the investment account. The allocable portion of losses of an Investee Entity are not recorded after the respective investment account is reduced to zero. The allocable portion of earnings of an Investee Entity are not recorded until all previously unrecorded losses are absorbed. The Partnership's allocable share of operating income and/or losses in Investee Entities range from 65% to 99%.

Distributions received are recorded as reductions to the investment account. Distributions received from an Investee Entity whose respective investment account has been reduced to zero are recorded as income.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION OR PLAN OF OPERATION (CONTINUED)
                                 MARCH 31, 2001


For the three months ended March 31, 2001, 402 Julia recorded an economic occupancy of 96% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 97%. 402 Julia has benefited from a relatively strong New Orleans market and continues to record stable operations in recent years. 402 Julia rents units to residential tenants, and at March 31, 2001 approximately half of which are under short-term operating leases expiring within one year from signing with the remaining rented under month-to-month arrangements. For the three months ended March 31, 2001, 402 Julia recorded net income of approximately $12,000 which included depreciation and amortization of approximately $11,000.

For the three months ended March 31, 2001, Portland Lofts recorded an economic occupancy of 94% for its residential units and an economic occupancy of 92% for its commercial space for a combined economic occupancy of 93%. Portland Lofts rents space to residential tenants principally under month-to-month arrangements and to commercial tenants under operating leases of varying terms expiring through 2005. As of March 31, 2001, the Partnership had entered into twelve commercial leases with the remaining commercial tenants under month-to-month agreements. Portland Lofts' largest commercial tenant occupancies 23% of the commercial space at March 31, 2001, representing only 5.8% of the total square feet of the property. For the three months ended March 31, 2001, Portland Lofts recorded net income of approximately $54,400 which included depreciation and amortization of approximately $71,100.

TCAMP operates in the competitive lowertown district of St. Paul, Minnesota. TCAMP has achieved stable occupancy and had an economic occupancy of 95% for the three months ended March 31, 2001. TCAMP recorded net income of approximately $6,600, which included depreciation and amortization expense of approximately $139,300, for the three months ended March 31, 2001.

On March 30, 2001, TCAMP issued a mortgage note payable in the amount of $14,000,000, bearing interest at 6.995%, amortizing over a 30 year schedule, requiring monthly principal and interest payments totaling $93,095 commencing May 1, 2001, with the unpaid principal balance under the mortgage note payable on May 1, 2011. The mortgage note payable is secured by TCAMP's property, rents, and assignment of leases. Concurrently, TCAMP entered into an agreement with the other member owning a 50% membership interest to redeem ninety-eight percent of her existing membership interest, thereby reducing her membership interest in TCAMP to 1%. Proceeds of the mortgage note payable were used to pay in full TCAMP's previous mortgage note payable and closing costs, make deposits to required escrow accounts, redeem principally all of the other member's membership interest for approximately $6,437,000, and provide approximately $464,000 of excess funds to TCAMP.

The Partnership recorded net loss, under general accepted accounting principles of $(69,602) for the three months ended March 31, 2001, compared to net income of $47,122 for the three months ended March 31, 2000. This decrease is primarily due to a decrease in equity in income of Investee Entities of approximately $131,000 offset by an increase in net property operating activity (including interest expense) of approximately $400 and a decrease in operating and administrative expense of approximately $13,000. Operating and administrative expenses decreased for the three months ended March 31, 2001, compared to the same period in 2000, due to nonrecurring third party professional fees in 2000. Equity in income from Investee Entities decreased mainly due to an allocated loss from TCAMP offset by increased allocated income from Portland Lofts. TCAMP recorded a loss primarily due to the recognition of amortization for deferred financing fees and prepayment penalty expense at the refinancing of its mortgage debt. Portland Lofts' income increased primarily due to increased overall occupancy and increased commercial rental rates.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           PART II - OTHER INFORMATION
                                 MARCH 31, 2001


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

Item 2.        Changes in Securities - Not applicable.

Item 3.        Defaults Upon Senior Securities - Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders - Not applicable.

Item 5.        Other Information - Not applicable.

Item 6.        Exhibits and Reports from Form 8-K as of March 30, 2001.

               (a) Exhibits - Filed with Form 8-K as of March 30, 2001 and incorporated herein by this reference.

                              1)             Redemption and Reorganization
                                             Agreement

                              2)             Mortgage Note

               (b)            Reports from Form 8-K
                              Acquisition of Assets - As of March 30, 2001

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

                                HISTORIC PRESERVATION PROPERTIES 1989
                                LIMITED PARTNERSHIP

                                By: Boston Historic Partners Limited Partnership
                                    General Partner

                                    By:   Portfolio Advisory Services, Inc.
                                          General Partner

Date:  May 15, 2001                        By: /s/ Terrence P. Sullivan
                                             --------------------------
                                             Terrence P. Sullivan
                                             President

                                    and


Date:  May 15, 2001                  By: /s/ Terrence P. Sullivan
                                       --------------------------
                                       Terrence P. Sullivan
                                       General Partner