Form 10QSB
period 2001-06-30
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 2001-08-13
CIK 839614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarter ended June 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    -------------

Commission File Number 33-24129
                       -----------

Historic Preservation Properties 1989 Limited Partnership
---------------------------------------------------------
(Exact Name of Small Business Issuer as Specified in Its Charter)

      DELAWARE                                                   04-3021042
-------------------------------                              -------------------
(State or Other Jurisdiction                                  (I.R.S. Employer
    of Incorporation or                                      Identification No.)
      Organization)

45 Broad Street,  3rd Floor, Boston,  Massachusetts      02109
----------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)

Issuer's Telephone Number, Including Area Code (617) 338-6900
                                               --------------

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                                   FORM 10-QSB

                                  JUNE 30, 2001

                                TABLE OF CONTENTS

PART  I  -  FINANCIAL INFORMATION

      Financial Statements

            Consolidated Balance Sheet                                         3

            Consolidated Statements of Operations                              4

            Consolidated Statements of Partners' Equity (Deficit)              5

            Consolidated Statements of Cash Flows                              6-7

            Notes to Financial Statements                                      8-14

      Management's Discussion and Analysis of Financial
        Condition or Plan of Operation                                        15-16

PART II  -  Other Information                                                 17

      Signatures                                                              18


            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001
                                   (UNAUDITED)



                                                                           2001
                                                                       ------------
                                   ASSETS
  INVESTMENT IN REAL ESTATE
       Building and improvements                                        $10,706,310
       Land                                                               1,867,937
       Furniture and equipment                                              408,885
                                                                        -----------
                                                                         12,983,132
       Accumulated depreciation                                            (131,714)
                                                                        -----------
                                                                         12,851,418
                                                                        -----------

  INVESTMENTS IN INVESTEE ENTITIES                                          469,833
                                                                        -----------

  CASH AND CASH EQUIVALENTS
       Real estate operating                                                731,947
       Partnership                                                          722,742
                                                                        -----------
                                                                          1,454,689
                                                                        -----------

  CASH EQUIVALENT, SECURITY DEPOSITS                                        111,386

  OTHER ASSETS                                                              119,153
  ESCROW DEPOSITS                                                           227,786
  DEFERRED COSTS (net of accumulated amortization of $6,761)                245,868
                                                                        -----------
                                                                        $15,480,133
                                                                        ===========

                             LIABILITIES AND PARTNERS' EQUITY

  LIABILITIES
       Mortgage note payable                                            $13,979,677
       Accounts payable and accrued expenses                                175,615
       Security deposits                                                    107,457
                                                                        -----------
                Total liabilities                                        14,262,749
                                                                        -----------

  COMMITMENTS (Note 5)

  PARTNERS' EQUITY
       Limited Partners' Equity - Units of  Investor Limited
           Partnership Interest, $1,000 stated value
           per Unit-Issued and outstanding 26,588 units                   1,436,546
       General Partner's Deficit                                           (219,162)
                                                                        -----------
                Total partners' equity                                    1,217,384
                                                                        -----------
                                                                        $15,480,133
                                                                        ===========


  The accompanying notes are an integral part of these financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001
                        AND STATEMENTS OF OPERATIONS FOR
                         THE THREE MONTHS AND SIX MONTHS
                               ENDED JUNE 30, 2000
                                   (UNAUDITED)

                                                   Three Months                    Six Months
                                                  Ended June 30,                  Ended June 30,
                                            -------------------------       -------------------------
                                               2001            2000            2001           2000
                                            ---------       ---------       ---------       ---------
  REVENUES:
         Rental income                      $ 683,682       $      --       $ 698,434       $      --
         Interest and other income             79,021           7,723          86,273          13,510
                                            ---------       ---------       ---------       ---------
                                              762,703           7,723         784,707          13,510
                                            ---------       ---------       ---------       ---------
  EXPENSES:
       Operating and administrative            91,629          76,073         162,987         160,433
       Depreciation and amortization          135,617              --         138,475              --
       Property operating expenses:
            Payroll services                   66,506              --          67,820              --
            Utilities                          71,786              --          73,833              --
            Real estate taxes                  91,690              --          93,643              --
            Other operating expenses          114,244              --         116,867              --
                                            ---------       ---------       ---------       ---------
                                              571,472          76,073         653,625         160,433
                                            ---------       ---------       ---------       ---------

  INCOME (LOSS) FROM OPERATIONS               191,231         (68,350)        131,082        (146,923)

  INTEREST EXPENSE                           (247,358)             --        (252,724)             --

  EQUITY IN INCOME OF INVESTEE ENTITIES        43,721         115,100          39,634         240,795
                                            ---------       ---------       ---------       ---------
  NET INCOME (LOSS)                         $ (12,406)      $  46,750       $ (82,008)      $  93,872
                                            =========       =========       =========       =========
  NET INCOME (LOSS) ALLOCATED
       TO GENERAL PARTNER                   $    (124)      $     468       $    (820)      $     939
                                            =========       =========       =========       =========
  NET INCOME (LOSS) ALLOCATED
       TO LIMITED PARTNERS                  $ (12,282)      $  46,282       $ (81,188)      $  92,933
                                            =========       =========       =========       =========
  NET INCOME (LOSS) PER UNIT OF
       INVESTOR LIMITED PARTNERSHIP
       INTEREST, BASED ON 26,588 UNITS
       ISSUED AND OUTSTANDING               $    (.46)      $    1.74       $   (3.05)      $    3.49
                                            =========       =========       =========       =========





 The accompanying notes are an integral part of these financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                   FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                            Units of
                                            Investor         Investor
                                            Limited           Limited          General
                                          Partnership        Partners'        Partner's
                                            Interest          Equity           Deficit            Total
                                          -----------      -----------       -----------       -----------
  BALANCE, December 31, 1999                 26,588         $1,309,126         $(220,449)       $1,088,677

    Net Income                                   --            208,608             2,107           210,715
                                             ------         ----------         ---------        ----------

  BALANCE, December 31, 2000                 26,588          1,517,734          (218,342)        1,299,392

    Net loss (unaudited)                         --            (81,188)             (820)          (82,008)
                                             ------         ----------         ---------        ----------

  BALANCE, June 30, 2001 (unaudited)         26,588         $1,436,546         $(219,162)       $1,217,384
                                             ======         ==========         =========        ==========





 The accompanying notes are an integral part of these financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

                                                                                   2001               2000
                                                                               -----------         -----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                        $  (82,008)           $ 47,122
       Adjustment to reconcile net income (loss) to
         Net cash provided by operating activities:

           Depreciation and amortization                                           138,475
           Equity in income in Investee Entities over
              distributions received                                               210,865              13,305
           Decrease (increase) in other assets                                     269,925              (1,729)
           Increase (decrease) in accounts payable and accrued expenses            (27,228)              1,497
           Increase in security deposits, net                                       (5,418)                 --
                                                                                ----------            --------
               Net cash provided by operating activities                           504,611              60,195
                                                                                ----------            --------
  CASH FLOWS FROM INVESTING ACTIVITIES:
       Payment of deferred costs                                                    (4,823)                 --
       Increase in escrow deposits, net                                            102,988                  --
       Cash provided by Investee Entity                                            244,621                  --
                                                                                ----------            --------
               Net cash provided by investing activities                           342,786                  --
                                                                                ----------            --------
  CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments of mortgage principal                                              (20,323)                 --
                                                                                ----------            --------
               Cash used by financing activities                                   (20,323)                 --
                                                                                ----------            --------

  NET INCREASE IN CASH EQUIVALENTS                                                 827,074              60,195

  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   627,615             476,949
                                                                                ----------            --------
  CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $1,454,689            $537,144
                                                                                ==========            ========
  SUPPLEMENTAL CASH FLOW INFORMATION:

               Cash paid for interest                                           $  171,234            $     --
                                                                                ==========            ========



 The accompanying notes are an integral part of these financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

NON-CASH INVESTING ACTIVITY:

As discussed in Note 3, effective March 30, 2001, HPP'89 acquired the following assets and liabilities of the Cosmopolitan at Mears Park, LLC:

        Land                                                   $  1,867,937
        Building                                                 10,706,310
        Furniture and fixtures                                      408,885
        Cash equivalents, security deposits                         109,053
        Real estate tax and insurance escrow                        330,774
        Other assets                                                328,579
        Deferred costs                                              247,948
        Mortgage note payable                                   (14,000,000)
        Accounts payable and accrued expenses                      (162,706)
        Security deposits                                          (109,053)







 The accompanying notes are an integral part of these financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

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

     The Amended and Restated Agreement of Limited Partnership (Partnership Agreement) of HPP'89 generally provides that all net profits, net losses, tax credits and cash distributions of HPP'89 from normal operations subsequent to admission of Limited Partners shall be allocated 99% to the Limited Partners and 1% to BHP. Proceeds from sales or refinancings generally will be distributed 100% to the Limited Partners until they have received an amount equal to their Adjusted Capital Contributions (as defined in the Partnership Agreement) plus priority returns and additional incentive priority returns for certain Limited Partners admitted to HPP'89 on or prior to certain specified dates.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     As of March 30, 2001, and as further discussed in Note 3, HPP'89 holds a 99% membership interest in The Cosmopolitan at Mears Park, LLC (TCAMP), a Delaware limited liability company. All operating and financial policy decisions of TCAMP are controlled by HPP'89.

     The consolidated financial statements include the accounts of HPP'89 and TCAMP after the elimination of all intercompany transactions and activity.

     Under the principles of consolidation, losses and other charges applicable to the minority interest which exceed the minority interest in equity capital of the minority interest are charged against the controlling interest since there is no obligation for the minority interest to make good such losses or other charges. Once the minority interest has been reduced to zero, future earnings of the minority interest are credited to the controlling interest to the extent of the losses or other charges applicable to the minority interest which have been charged against the controlling interest. At June 30, 2001, the minority interest in TCAMP has been reduced to zero and cumulative losses and other charges applicable to the minority interest which have been charged against HPP'89 total approximately $1,200.

     INVESTMENTS IN INVESTEE ENTITIES

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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2001
                                   (UNAUDITED)

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

     USE OF ESTIMATES AND ADJUSTMENTS

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

     The consolidated financial statements include all adjustments which in the opinion of management are necessary in order to make the consolidated financial statements not misleading.

     REAL ESTATE AND DEPRECIATION

     Real estate is held for lease and stated at cost. Depreciation is provided over the estimated economic useful lives of the assets using the straight-line method. In recording its interest in TCAMP, HPP'89 established a new basis of accounting by recording the fair value of the consideration paid to the other member for the majority of its interest, equal to the excess of the amount paid to that member over the recorded amount of the redeemed interest, as investment in real estate. The amount recorded was allocated to the various components of investment in real estate in a manner similar to the method used under the purchase method of accounting.

     CASH, CASH EQUIVALENTS AND CONCENTRATION OF CREDIT RISK

     HPP'89 considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At June 30, 2001, cash equivalents totaled $1,504,424.

     At June 30, 2001, HPP'89 had $349,512 of cash and cash equivalents on deposit in a bank in excess of amounts insured by the Federal Deposit Insurance Corporation. Also at June 30, 2001, HPP'89 had $1,050,669 of Massachusetts municipal money market funds which are not insured or guaranteed.

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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2001
                                   (UNAUDITED)

(3) INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITIES

     HPP'89 has general partnership interests in two Investee Entities and is the controlling member in TCAMP.

     HPP'89's current allocable percentage of operating income and/or losses in the Investee Entities ranges from 65% to 99%. Each of the Investee Entities' agreements is different but, in general, provides for a sharing of management duties and decisions among HPP'89 and the respective local general partners or other managing members, and certain priorities to HPP'89 with respect to return on and return of invested capital. Significant Investee Entity decisions require the approval of both HPP'89 and the local general partners. In addition, each Investee Entity has entered into various agreements with its local general partners, or their affiliates, to provide development, management and other services, for which the local general partners (or their affiliates), are paid fees by the respective Investee Entity.

     Following is a summary of information regarding Real Estate and the Investee Entities: HPP'89's investments:

     THE COSMOPOLITAN AT MEARS PARK, LLC (TCAMP) On December 18, 1989, HPP'89 acquired the Cosmopolitan Building containing 255 residential units and approximately 2,200 square feet of commercial space. The building was renovated, and certain renovation costs qualified for Rehabilitation Tax Credits. HPP'89's investment in The Cosmopolitan Building represented approximately 39% of the aggregate funds initially available for investment. For the six months ended June 30, 2001, the economic occupancy of TCAMP was 96%.

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

     On March 30, 2001, TCAMP issued a mortgage note payable in the amount of $14,000,000, bearing interest at 6.995%, requiring monthly principal and interest payments totaling $93,095 commencing May 1, 2001, with the unpaid principal balance under the mortgage note payable on May 1, 2011. The mortgage note payable is secured by TCAMP's property, rents, and assignment of leases. Concurrently, TCAMP entered into an agreement with its other member owning the remaining 50% membership interest not owned by HPP'89 to redeem ninety-eight percent of her existing membership interest, thereby reducing her membership interest in TCAMP to 1%. Proceeds of the mortgage note payable were used to pay in full TCAMP's previous mortgage note payable and closing costs, make deposits to required escrow accounts, redeem principally all of the membership interest not owned by HPP'89 for approximately $6,437,000, and provide approximately $464,000 of excess funds to TCAMP.

     HPP'89 recorded net loss of ($62,952), (adjusted for consolidation) for the period January 1, 2001 through March 29, 2001 and $150,119 for the six months ended June 30, 2000, respectively, from the TCAMP Investment. HPP'89 received cash distributions of $172,500 and $175,000 from TCAMP for the six months ended June 30, 2001 and 2000, respectively. Due to HPP'89's acquisition of a controlling interest in TCAMP, as of March 30, 2001, the operating activity of TCAMP is consolidated with that of HPP'89. Effective March 30, 2001, HPP'89 obtained unilateral control over the major operating and financial policies of TCAMP. In recording its interest in TCAMP, HPP'89 recorded the fair value of the consideration paid to the other member for the majority of its interest, equal to the excess of the amount paid to that member over the recorded amount of the redeemed interest, totaling $6,512,152 as investment in real estate.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2001
                                   (UNAUDITED)

(3)  INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITIES (CONTINUED)

     PORTLAND LOFTS ASSOCIATES LIMITED PARTNERSHIP (Portland Lofts) is a Delaware limited partnership formed on August 8, 1989 to acquire, construct, rehabilitate, operate and manage three buildings containing 89 residential units and 29,250 square feet of ground floor space useable as either commercial space or as home/studio space for artists, located at 555 Northwest Park Avenue in Portland, Oregon. For the six months ended June 30, 2001, the economic occupancy of its residential units was 93% and the economic occupancy for its commercial space was 96% for a combined economic occupancy of 94%.

     HPP'89 contributed $3,820,000 through June 30, 2001 to the capital of Portland Lofts and owns a general partnership interest therein. HPP'89's investment in Portland Lofts represents approximately 21% of the aggregate funds initially available for investment.

     Rehabilitation Tax Credits generated by Portland Lofts and allocated to HPP'89's Limited Partners totaled $1,775,571 since inception. As of April 1, 1996, 100% of these tax credits were fully vested.

     HPP'89 recorded net income from the Portland Lofts Investment of $90,410 for the six months ended June 30, 2001. HPP'89 received distributions of $78,000 for the six months ended June 30, 2001 and 2000. Distributions received during the six months ended June 30, 2000 were recorded as equity in income of Investee Entities.

     402 JULIA STREET ASSOCIATES LIMITED PARTNERSHIP (402 Julia) is a Delaware limited partnership formed on July 25, 1989 to acquire, construct, rehabilitate, operate and manage a 24 residential units and approximately 3,500 net rentable square feet of commercial space building located thereon at 402 Julia Street, New Orleans, Louisiana. For the six months ended June 30, 2001, 402 Julia recorded an economic occupancy of 94% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 95%.

     HPP'89 originally contributed $775,000 to the capital of 402 Julia and owns a general partnership interest therein. HPP'89's original investment in 402 Julia represented approximately 4% of the aggregate funds initially available for investment. On September 16, 1993, HPP'89 sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. HPP'89's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale require annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. At June 30, 2001, the remaining uncollected payments total $60,500 which are secured by the interest sold to the developer general partner. The sale transaction did not generate any Investment Tax Credit recapture.

     Rehabilitation Tax Credits generated by 402 Julia and previously allocated to HPP'89 Limited Partners totaled $248,796 since inception. As of March 31, 1995, 100% of these credits were fully vested.

     HPP'89 recorded net income from the 402 Julia Investment of $13,801 and $14,302, respectively, as well as amortization of $1,626 for the six months ended June 30, 2001 and 2000.

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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2001
                                   (UNAUDITED)

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

     HPP'89's investments in the remaining Investee Entities at June 30, 2001 are summarized as follows:

           Cumulative:                                                  2001
                                                                    ------------
           Investment and advances made in cash                      $ 4,880,288
           Evaluation and acquisition costs                              835,709
           Interest capitalization and other costs                        39,615
           Net equity in loss of Investee Entities                      (789,034)
           Reserves for realization of investments                    (3,469,267)
           Amortization of certain costs                                 (57,858)
           Distributions received from Investee Entities                (728,000)
           Sale of one third interest of Investee Entity                (241,620)
                                                                     -----------
                                                                     $   469,833
                                                                     ===========

     The equity in income of Investee Entities reflected in the accompanying consolidated statements of operations included income of $41,260 and $242,421, for the six months ended June 30, 2001 and 2000, respectively, and annual amortization of certain costs of $1,626, for each of the six months ended June 30, 2001 and 2000.

     Summary combined balance sheet of the remaining Investee Entities as of June 30, 2001 and summary combined statements of operations for the six months ended June 30, 2001 and 2000 are as follows. TCAMP's balance sheet has been consolidated with HPP'89 as of March 30, 2001 and the combined statement of operations for the six months ended June 30, 2001 includes TCAMP's activity for the period of January 1, 2001 through March 29, 2001. As of March 30, 2001, TCAMP's activity are consolidated with that of HPP'89's.

                             COMBINED BALANCE SHEET
                                     ASSETS

                                                                                2001
                                                                          ---------------
         Buildings and improvements (net of accumulated
             depreciation of $3,580,719)                                      $ 8,771,107
         Land                                                                   1,032,326
         Other assets (net of accumulated amortization of $67,579)                155,930
         Cash and cash equivalents                                                512,054
                                                                              -----------
                  Total assets                                                $10,471,417
                                                                              ===========

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2001
                                   (UNAUDITED)

(3)  INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITIES (CONTINUED)

                        LIABILITIES AND PARTNERS' EQUITY

                                                                                2001
                                                                           --------------
      Liabilities
              Mortgage and notes payable                                    $ 6,318,609
              Other liabilities                                                 398,369
                                                                            -----------
              Total liabilities                                               6,716,978
                                                                            -----------
         Partners' equity:
              HPP'89                                                          2,640,438
              Other partners                                                  1,114,001
                                                                            -----------
              Total partners' equity                                          3,754,439
                                                                            -----------
                    Total liabilities and partners' equity                  $10,471,417
                                                                            ===========


                        COMBINED STATEMENTS OF OPERATIONS

                                                                   2001                      2000
                                                             ---------------           ---------------
           Revenue:
                 Rental revenue                                 $1,562,750                $2,122,500
                 Interest and other income                          39,471                    45,036
                                                                ----------                ----------
                                                                 1,602,221                 2,167,536
                                                                ----------                ----------
           Expenses:
                 Interest expense                                  565,513                   596,017
                 Depreciation and amortization                     300,683                   298,983
                 Operating expenses                                617,752                   935,191
                                                                ----------                ----------
                                                                 1,483,948                 1,830,191
                                                                ----------                ----------
            Net income from operations                          $  118,273                $  337,345
                                                                ==========                ==========
            Net income allocated to HPP'89                      $  107,123                $  179,484
                                                                ==========                ==========
            Net income allocated to other partners              $   11,150                $  157,861
                                                                ==========                ==========

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

         As of June 30, 2001, annual maturities of the mortgage note are as follows:

                   Year Ending December 31,
                   ------------------------
                             2001                       $    62,394
                             2002                           134,472
                             2003                           144,326
                             2004                           152,110
                             2005                           166,046
                          Thereafter                     13,320,330

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2001
                                   (UNAUDITED)

(5)  RELATED PARTY TRANSACTION AND COMMITMENTS

     TCAMP entered into a management agreement with Claremont Management Corporation (CMC) to manage the property. The sole shareholder of CMC is related to the other member of TCAMP. The agreement expired on June 30, 2001 and automatically renews thereafter on an annual basis, unless terminated earlier as provided for in the agreement. The management agreement required the payment of a management fee through March 29, 2001 of 4% of gross receipts, as defined in the agreement, plus the reimbursement of all CMC's costs of providing these services. As of March 30, 2001 the management agreement was amended to adjust the rate to 3% of gross receipts. Management fees under the management agreement totaled $52,836 and $57,727, respectively, for the six months ended June 30, 2001 and 2000. Expense reimbursements to CMC for the six months ended June 30, 2001 and 2000 totaled $129,109 and $145,687, respectively.

     Effective July 1, 1998, HPP'89 engaged Gunn Financial, Incorporated (GFI), an unaffiliated Massachusetts corporation, to provide accounting, asset management and investor services. GFI provides such services for an annual management fee plus reimbursement of all its costs of providing these services. The agreement expires on the earlier of June 30, 2006 or liquidation of the Partnership, as defined. Through June 30, 2000, the annual fee was $63,000 and effective July 1, 2000, the annual fee was reduced to $54,000. For the six months ended June 30, 2001 and 2000, GFI was reimbursed $107,260 and $80,103, respectively, for operating costs.

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

(7)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, cash equivalent security deposits, other assets, escrow deposits, accounts payable and accrued expenses, and security deposits at June 30, 2001 approximate their fair values due to their short maturities. The fair value of the mortgage payable at June 30, 2001 approximates its carrying amount based on the interest rates available for similar financing arrangements. All financial instruments were held for non-trading purposes.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION OR PLAN OF OPERATION
                                  JUNE 30, 2001

The following discussion should be read in conjunction with the accompanying financial statements for the six month period ended June 30, 2001 and the Form 10-KSB for the year ended December 31, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES. The Partnership terminated its offering of Units on December 29, 1989, at which time Limited Partners had purchased 26,588 Units, representing gross capital contributions of $26,588,000. Such amounts originally contributed represent approximately 100% of the Limited Partners' capital contributions after deduction of selling commissions, organizational and sales costs, acquisition fees and reserves. The Partnership does not expect to make any additional investments in new real estate properties.

As of June 30, 2001, the Partnership had $722,742 of total cash and cash equivalents. HPP'89's cash is used primarily to fund general and administrative expenses of managing the public fund. The Partnership has sufficient cash to meet short-term operating needs.

The short-term liquidities of TCAMP and the Investee Entities depend on their ability to generate sufficient rental income to fund operating expenses and debt service requirements. TCAMP, Portland Lofts and 402 Julia have stabilized operations and TCAMP and Portland Lofts are expected to generate cash flow. The Partnership received distributions from Portland Lofts of $78,000 for each of the six months ended June 30, 2001 and 2000. The Partnership received distributions from TCAMP of $172,500 and $175,000, respectively, for the six months ended June 30, 2001 and 2000.

Cash flow generated from the Partnership's investment properties and the Partnership's share of the proceeds from the sale of such properties is expected to be the source of future long-term liquidity.

RESULTS OF OPERATIONS. The Partnership accounts for two of its investments in its two Investee Entities under the equity method. In general, under the equity method of accounting for investments, the investment is recorded at cost and the current allocable portion of earnings (losses) of an Investee Entity is recorded as income (loss) with a corresponding increase (decrease) to the investment account. The allocable portion of losses of an Investee Entity are not recorded after the respective investment account is reduced to zero. The allocable portion of earnings of an Investee Entity are not recorded until all previously unrecorded losses are absorbed. The Partnership's allocable share of operating income and/or losses in Investee Entities range from 65% to 99%.

Distributions received are recorded as reductions to the investment account. Distributions received from an Investee Entity whose respective investment account has been reduced to zero are recorded as income.

As of March 30, 2001 HPP'89 holds a 99% membership interest in TCAMP. As of March 30, 2001, the operating activities of TCAMP are consolidated with that of HPP'89's.

For the six months ended June 30, 2001, 402 Julia recorded an economic occupancy of 94% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 95%. 402 Julia has benefited from a relatively strong New Orleans market and continues to record stable operations in recent years. 402 Julia rents units to residential tenants, approximately half of which are under short-term operating leases expiring within one year from signing with the remaining rented under month-to-month arrangements. For the six

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION OR PLAN OF OPERATION (CONTINUED)
                                  JUNE 30, 2001

months ended June 30, 2001, 402 Julia recorded net income of approximately $21,000 which included depreciation and amortization of approximately $22,000.

For the six months ended June 30, 2001, Portland Lofts recorded an economic occupancy of 93% for its residential units and an economic occupancy of 96% for its commercial space for a combined economic occupancy of 94%. Portland Lofts rents space to residential tenants principally under month-to-month arrangements and to commercial tenants under operating leases of varying terms expiring through 2005. As of June 30, 2001, the Partnership had entered into twelve commercial leases with the remaining commercial tenants under month-to-month agreements. Portland Lofts' largest commercial tenant occupancies 23% of the commercial space at June 30, 2001, representing only 5.8% of the total square feet of the property. For the six months ended June 30, 2001, Portland Lofts recorded net income of approximately $91,000 which included depreciation and amortization of approximately $142,000.

TCAMP operates in the competitive lowertown district of St. Paul, Minnesota. TCAMP has achieved stable occupancy and had an economic occupancy of 96% for the six months ended June 30, 2001. TCAMP recorded a net loss of approximately $37,000, which included depreciation and amortization of approximately $138,000, for the six months ended June 30, 2001.

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

The Partnership recorded a net loss, under general accepted accounting principles of $12,406 for the three months ended June 30, 2001, compared to net income of $46,750 for the three months ended June 30, 2000. This decrease is mainly due to the consolidated operating activity of TCAMP which includes increases in expenses of approximately $495,000 and interest expense of approximately $247,000, offset by an increase in revenue of approximately $755,000. As mentioned above, after March 30, 2001, TCAMP's operating activities are consolidated with that of HPP'89's, where as prior to March 30, 2001, TCAMP's operating activity was recorded on the equity method of accounting. TCAMP's net income decrease by approximately $116,000 for the three months ended June 30, 2001 as compared to the same period in 2000. This decrease is attributed to increases in interest expense and depreciation, as a result of the refinancing of the property debt and acquisition of the majority of the other member's interest in TCAMP. TCAMP's rental income increased, as a result of increased rental rates, for the three months ended June 30, 2001, compared to the same period in 2000.

The Partnership recorded a net loss, under general accepted accounting principles of $82,008 for the six months ended June 30, 2001, compared to net income of $93,872 for the six months ended June 30, 2000. This decrease is mainly due to the consolidated operating activity of TCAMP which includes increases in expenses of approximately $493,000 and interest expense of approximately $253,000, a decrease in equity in income of investee entities of approximately $201,000, offset by an increase in revenue of approximately $771,000. As mentioned above, after March 30, 2001, TCAMP's operating activities are consolidated with that of HPP'89's, where as prior to March 30, 2001, TCAMP's operating activity was recorded on the equity method of accounting. TCAMP's net income decrease by approximately $263,000 for the six months ended June 30, 2001 as compared to the same period in 2000. This decrease is attributed to increases in interest expense, depreciation and amortization, as a result of the refinancing of the property debt and acquisition of the majority of the other member's interest in TCAMP. TCAMP's rental income increased, as a result of increased rental rates, for the six months ended June 30, 2001, compared to the same period in 2000.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           PART II - OTHER INFORMATION
                                  JUNE 30, 2001

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

          (a)  Exhibits - None

          (b)  Reports from Form 8-K - None

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

                               HISTORIC PRESERVATION PROPERTIES 1989
                               LIMITED PARTNERSHIP

                               By: Boston Historic Partners Limited Partnership General Partner

                                    By:  Portfolio Advisory Services, Inc.
                                         General Partner

Date:  August 10, 2001                    By: /s/ Terrence P. Sullivan
                                            ------------------------------------
                                            Terrence P. Sullivan
                                            President

                                    and

Date:  August 10, 2001                    By: /s/ Terrence P. Sullivan
                                            ------------------------------------
                                            Terrence P. Sullivan
                                            General Partner