Form 10QSB
period 2001-09-30
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 2001-11-13
CIK 839614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended SEPTEMBER 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________


Commission File Number 33-24129


           Historic Preservation Properties 1989 Limited Partnership
--------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)


      Delaware                                                   04-3021042
-------------------------------                             --------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)


            45 Broad Street, 3rd Floor, Boston, Massachusetts 02109
--------------------------------------------------------------------------------
              (Address of Principal Executive Offices)        (Zip Code)


Issuer's Telephone Number, Including Area Code (617) 338-6900

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                                   FORM 10-QSB

                               SEPTEMBER 30, 2001

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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


                                     ASSETS

                                                                       2001
                                                                   -----------
INVESTMENT IN REAL ESTATE
     Building and improvements                                     $10,706,310
     Land                                                            1,867,937
     Furniture and equipment                                           413,187
                                                                   -----------
                                                                    12,987,434
     Accumulated depreciation                                         (267,717)
                                                                   -----------
                                                                    12,719,717
                                                                   -----------

INVESTMENTS IN INVESTEE ENTITIES                                       461,329

CASH AND CASH EQUIVALENTS
     Real estate operating                                             768,088
     Partnership                                                       707,641
                                                                   -----------
                                                                     1,475,729
                                                                   -----------

CASH EQUIVALENT, SECURITY DEPOSITS                                     112,380

OTHER ASSETS                                                            89,956
ESCROW DEPOSITS                                                        334,549
DEFERRED COSTS (net of accumulated amortization of $13,381)            239,248
                                                                   -----------
                                                                   $15,432,908
                                                                   ===========
                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
     Mortgage note payable                                         $13,950,099
     Accounts payable and accrued expenses                             293,831
     Security deposits                                                  95,728
                                                                   -----------
              Total liabilities                                     14,339,658
                                                                   -----------

COMMITMENTS (Note 5)

PARTNERS' EQUITY
     Limited Partners' Equity - Units of Investor Limited
         Partnership Interest, $1,000 stated value
         per Unit-Issued and outstanding 26,588 units                1,313,653
     General Partner's Deficit                                        (220,403)
                                                                   -----------
              Total partners' equity                                 1,093,250
                                                                   -----------
                                                                   $15,432,908
                                                                   ===========




     The accompanying notes are an integral part of these financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001
                        AND STATEMENTS OF OPERATIONS FOR
                        THE THREE MONTHS AND NINE MONTHS
                            ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)


                                                    Three Months               Nine Months
                                                 Ended September 30,        Ended September 30,
                                                ---------------------     -----------------------
                                                  2001         2000          2001         2000
                                                ---------    --------     ----------    ---------

REVENUES:
     Rental income                              $ 680,563    $     --     $1,378,997    $      --
     Interest and other income                     72,141       5,331        158,414       18,841
                                                ---------    --------     ----------    ---------
                                                  752,704       5,331      1,537,411       18,841
                                                ---------    --------     ----------    ---------
EXPENSES:
     Operating and administrative                  79,871      69,797        242,858      230,230
     Depreciation and amortization                142,623          --        281,098           --

     Property operating expenses:
            Payroll services                       70,452          --        138,272           --
            Utilities                             103,792          --        177,625           --
            Real estate taxes                      91,259          --        184,902           --
            Other operating expenses              169,801          --        286,668           --
                                                ---------    --------     ----------    ---------
                                                  657,798      69,797      1,311,423      230,230
                                                ---------    --------     ----------    ---------
INCOME (LOSS) FROM OPERATIONS                      94,906     (64,466)       225,988     (211,389)
INTEREST EXPENSE                                 (249,536)         --       (502,260)          --
EQUITY IN INCOME OF INVESTEE ENTITIES              30,496     148,093         70,130      388,888
                                                ---------    --------     ----------    ---------
NET INCOME (LOSS)                               $(124,134)   $ 83,627     $ (206,142)   $ 177,499
                                                =========    ========     ==========    =========
NET INCOME (LOSS) ALLOCATED
     TO GENERAL PARTNER                         $  (1,241)   $    836     $   (2,061)   $   1,775
                                                =========    ========     ==========    =========
NET INCOME (LOSS) ALLOCATED
     TO LIMITED PARTNERS                        $(122,893)   $ 82,791     $ (204,081)   $ 175,724
                                                =========    ========     ==========    =========
NET INCOME (LOSS) PER UNIT OF
     INVESTOR LIMITED PARTNERSHIP
     INTEREST, BASED ON 26,588 UNITS
     ISSUED AND OUTSTANDING                     $   (4.62)   $   3.12     $    (7.67)   $    6.61
                                                =========    ========     ==========    =========












   The accompanying notes are an integral part of these financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
              CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND
                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                      FOR THE YEAR ENDED DECEMBER 31, 2000


                                              Units of
                                              Investor       Investor
                                               Limited       Limited       General
                                             Partnership     Partners'     Partner's
                                              Interest        Equity       Deficit          Total
                                             -----------    ----------     ---------     ----------

BALANCE, December 31, 1999                      26,588      $1,309,126     $(220,449)    $1,088,677
  Net Income                                        --         208,608         2,107        210,715
                                                ------      ----------     ---------     ----------
BALANCE, December 31, 2000                      26,588       1,517,734      (218,342)     1,299,392
  Net loss (unaudited)                              --        (204,081)       (2,061)      (206,142)
                                                ------      ----------     ---------     ----------
BALANCE, September 30, 2001 (unaudited)         26,588      $1,313,653     $(220,403)    $1,093,250
                                                ======      ==========     =========     ==========









   The accompanying notes are an integral part of these financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                           AND STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)


                                                                   2001            2000
                                                                ----------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                          $ (206,142)      $177,499
     Adjustment to reconcile net income (loss) to
       net cash provided by operating activities:
         Depreciation and amortization                             281,098             --
         Equity in income in Investee Entities over
            distributions received                                 219,370        (46,888)
         Decrease (increase) in other assets                       299,122           (559)
         Increase in accounts payable and accrued expenses          89,502         (1,694)
         Increase in security deposits, net                        (16,652)            --
                                                                ----------       --------
             Net cash provided by operating activities             666,298        128,358
                                                                ----------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payment of deferred costs                                      (4,682)            --
     Purchase of Furniture and Fixtures                             (4,302)            --
     Increase in escrow deposits, net                               (3,775)            --
     Cash provided by Investee Entity                              244,476             --
                                                                ----------       --------
             Net cash provided by investing activities             231,717             --
                                                                ----------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of mortgage principal                                (49,901)            --
                                                                ----------       --------
             Cash used by financing activities                     (49,901)            --
                                                                ----------       --------
NET INCREASE IN CASH EQUIVALENTS                                   848,114        128,358

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     627,615        476,949
                                                                ----------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $1,475,729       $605,307
                                                                ==========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                     $  420,943       $     --
                                                                ==========       ========








   The accompanying notes are an integral part of these financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                           AND STATEMENT OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,2000
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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


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

     Boston Historic Partners Limited Partnership (BHP), a Massachusetts limited partnership, is the general partner of HPP'89. BHP was formed in November 1986 for the purpose of organizing, syndicating and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships). As of September 30, 2001, BHP had established three such partnerships, including HPP'89. Officers of Boston Capital Planning Group, Inc. (BCPG), an affiliate of BHP, were the initial limited partners of HPP'89. The initial limited partners withdrew as limited partners upon the first admission of Investor Limited Partners (Limited Partners). Prior to admission of the Limited Partners, all costs incurred by HPP'89 were paid by BHP. On May 3, 1989, the first Limited Partners were admitted to HPP'89 and operations commenced.

     The Amended and Restated Agreement of Limited Partnership (Partnership Agreement) of HPP'89 generally provides that all net profits, net losses, tax credits and cash distributions of HPP'89 from normal operations subsequent to admission of Limited Partners shall be allocated 99% to the Limited Partners and 1% to BHP. Excess proceeds from sales or refinancings generally will be distributed 100% to the Limited Partners until they have received an amount equal to their Adjusted Capital Contributions (as defined in the Partnership Agreement) plus priority returns and additional incentive priority returns for certain Limited Partners admitted to HPP'89 on or prior to certain specified dates.

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

     Under the principles of consolidation, losses and other charges applicable to the minority interest which exceed the minority interest in equity capital of the minority interest are charged against the controlling interest since there is no obligation for the minority interest to make good such losses or other charges. Once the minority interest has been reduced to zero, future earnings of the minority interest are credited to the controlling interest to the extent of the losses or other charges applicable to the minority interest which have been charged against the controlling interest. At September 30, 2001, the minority interest in TCAMP has been reduced to zero and cumulative losses and other charges applicable to the minority interest which have been charged against HPP'89 total approximately $2,000.

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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


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

     CASH, CASH EQUIVALENTS AND CONCENTRATION OF CREDIT RISK

     HPP'89 considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At September 30, 2001, cash equivalents totaled $1,487,374.

     At September 30, 2001, HPP'89 had $341,004 of cash and cash equivalents on deposit in a bank in excess of amounts insured by the Federal Deposit Insurance Corporation. Also at September 30, 2001, HPP'89 had $1,056,259 of Massachusetts municipal money market funds which are not insured or guaranteed.

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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


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

     Following is a summary of information regarding Real Estate and the Investee Entities: HPP'89's investments:

     THE COSMOPOLITAN AT MEARS PARK, LLC (TCAMP) On December 18, 1989, HPP'89 acquired the Cosmopolitan Building containing 255 residential units and approximately 2,200 square feet of commercial space. The building was renovated, and certain renovation costs qualified for Rehabilitation Tax Credits. HPP'89's investment in The Cosmopolitan Building represented approximately 39% of the aggregate funds initially available for investment. For the nine months ended September 30, 2001, the economic occupancy of TCAMP was 95%.

     Rehabilitation Tax Credits generated by the purchase of the Cosmopolitan Building and previously allocated to HPP'89's Limited Partners totaled $4,307,491 since inception. As of December 31, 1994, 100% of these tax credits were fully vested.

     Effective March 15, 1996, HPP'89 contributed the Cosmopolitan Building, and certain other assets and liabilities, to TCAMP (a Limited Liability Company) for a 50% ownership interest and accounted for its investment in TCAMP under the equity method of accounting through March 29, 2001. Distributions from TCAMP to HPP'89 and the other member are subject to the order of distributions as specified in the Operating Agreement of TCAMP.

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

     HPP'89 recorded a net loss of $62,952, (adjusted for consolidation) for the period January 1, 2001 through March 29, 2001 and $249,527 for the nine months ended September 30, 2000, respectively, from the TCAMP Investment. HPP'89 received cash distributions of $172,500 and $225,000 from TCAMP for the nine months ended September 30, 2001 and 2000, respectively. Due to HPP'89's acquisition of a controlling interest in TCAMP, as of March 30, 2001, the operating activity of TCAMP is consolidated with that of HPP'89. Effective March 30, 2001, HPP'89 obtained unilateral control over the major operating and financial policies of TCAMP. In recording its interest in TCAMP, HPP'89 recorded the fair value of the consideration paid to the other member for the majority of its interest, equal to the excess of the amount paid to that member over the recorded amount of the redeemed interest, totaling $6,512,152 as investment in real estate.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


(3)  INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITIES (CONTINUED)

     PORTLAND LOFTS ASSOCIATES LIMITED PARTNERSHIP (Portland Lofts) is a Delaware limited partnership formed on August 8, 1989 to acquire, construct, rehabilitate, operate and manage three buildings containing 89 residential units and 29,250 square feet of ground floor space useable as either commercial space or as home/studio space for artists, located at 555 Northwest Park Avenue in Portland, Oregon. For the nine months ended September 30, 2001, the economic occupancy of its residential units was 93% and the economic occupancy for its commercial space was 96% for a combined economic occupancy of 94%.

     HPP'89 contributed $3,820,000 through September 30, 2001 to the capital of Portland Lofts and owns a general partnership interest therein. HPP'89's investment in Portland Lofts represents approximately 21% of the aggregate funds initially available for investment.

     Rehabilitation Tax Credits generated by Portland Lofts and allocated to HPP'89's Limited Partners totaled $1,775,571 since inception. As of April 1, 1996, 100% of these tax credits were fully vested.

     Generally, under the equity method of accounting, an investment may not be carried below zero. Also, all prior cumulative unrecorded losses of an investment must be taken into account in recording the balance of such investment. As of September 30, 2001, the net cumulative activity produced by the Portland Lofts investment since inception has resulted in a net cumulative unrecorded loss. For the nine months ended September 30, 2001 and 2000, HPP'89 was allocated net income of $100,611 and $21,371 from Portland Lofts. As of September 30, 2001, the cumulative unrecorded loss relating to the Portland Lofts investment totaled $2,743. HPP'89 received distributions of $117,000 for the nine months ended September 30, 2001 and 2000. Distributions of $13,000 and $117,000, respectively, for the nine months ended September 30, 2001 and 2000 were recorded as equity in income of Investee Entities.

     402 JULIA STREET ASSOCIATES LIMITED PARTNERSHIP (402 Julia) is a Delaware limited partnership formed on July 25, 1989 to acquire, construct, rehabilitate, operate and manage a 24 residential units and approximately 3,500 net rentable square feet of commercial space building located thereon at 402 Julia Street, New Orleans, Louisiana. For the nine months ended September 30, 2001, 402 Julia recorded an economic occupancy of 94% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 95%.

     HPP'89 originally contributed $775,000 to the capital of 402 Julia and owns a general partnership interest therein. HPP'89's original investment in 402 Julia represented approximately 4% of the aggregate funds initially available for investment. On September 16, 1993, HPP'89 sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. HPP'89's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale require annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. At September 30, 2001, the remaining uncollected payments total $60,500 which are secured by the interest sold to the developer general partner. The sale transaction did not generate any Investment Tax Credit recapture.

     Rehabilitation Tax Credits generated by 402 Julia and previously allocated to HPP'89 Limited Partners totaled $248,796 since inception. As of March 31, 1995, 100% of these credits were fully vested.

     HPP'89 recorded net income from the 402 Julia Investment of $19,167 and $24,800, respectively, as well as amortization of $2,439 for the nine months ended September 30, 2001 and 2000.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


(3)  INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITIES (CONTINUED)

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

     HPP'89's investments in the remaining Investee Entities at September 30, 2001 are summarized as follows:

         Cumulative:                                              2001
                                                              -----------

         Investment and advances made in cash                 $ 4,880,288
         Evaluation and acquisition costs                         835,709
         Interest capitalization and other costs                   39,615
         Net equity in loss of Investee Entities                 (757,725)
         Reserves for realization of investments               (3,469,267)
         Amortization of certain costs                            (58,671)
         Distributions received from Investee Entities           (767,000)
         Sale of one third interest of Investee Entity           (241,620)
                                                              -----------
                                                              $   461,329
                                                              ===========

     The equity in income of Investee Entities reflected in the accompanying consolidated statements of operations included income of $72,569 and $391,327, for the nine months ended September 30, 2001 and 2000, respectively, and annual amortization of certain costs of $2,439, for each of the nine months ended September 30, 2001 and 2000.

     Summary combined balance sheet of the remaining Investee Entities as of September 30, 2001 and summary combined statements of operations for the nine months ended September 30, 2001 and 2000 are as follows. TCAMP's balance sheet has been consolidated with HPP'89 as of March 30, 2001 and the combined statement of operations for the nine months ended September 30, 2001 includes TCAMP's activity for the period of January 1, 2001 through March 29, 2001. As of March 30, 2001, TCAMP's activity is consolidated with that of HPP'89's.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


(3)  INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITIES (CONTINUED)

                             COMBINED BALANCE SHEET
                                     ASSETS


Buildings and improvements (net of accumulated
    depreciation of $3,658,460)                                            $ 8,693,366
Land                                                                         1,032,326
Other assets (net of accumulated amortization of $71,662)                      135,767
Cash and cash equivalents                                                      561,441
                                                                           -----------
         Total assets                                                      $10,422,900
                                                                           ===========
                        LIABILITIES AND PARTNERS' EQUITY

Liabilities
      Mortgage and notes payable                                           $ 6,291,551
      Other liabilities                                                        402,018
                                                                           -----------
      Total liabilities                                                      6,693,569
                                                                           -----------
Partners' equity:
      HPP'89                                                                 2,617,004
      Other partners                                                         1,112,327
                                                                           -----------
      Total partners' equity                                                 3,729,331
                                                                           -----------
         Total liabilities and partners' equity                            $10,422,900
                                                                           ===========

                     COMBINED STATEMENTS OF OPERATIONS

                                                             2001              2000
                                                          -----------      -----------
Revenue:
      Rental revenue                                      $ 1,984,188      $ 3,230,083
      Interest and other income                                50,210           77,921
                                                          -----------      -----------
                                                            2,034,398        3,308,004
                                                          -----------      -----------
Expenses:
      Interest expense                                        707,359          896,586
      Depreciation and amortization                           382,506          424,927
      Operating expenses                                      807,743        1,427,890
                                                          -----------      -----------
                                                            1,897,608        2,749,403
                                                          -----------      -----------
Net income from operations                                $   136,790      $   558,601
                                                          ===========      ===========
Net income allocated to HPP'89                            $   122,689      $   295,698
                                                          ===========      ===========
Net income allocated to other partners                    $    14,101      $   262,903
                                                          ===========      ===========


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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


(4)  MORTGAGE NOTE PAYABLE AND ESCROW DEPOSITS (CONTINUED)

     As of September 30, 2001, annual maturities of the mortgage note are as follows:

                  Year Ending December 31, 2001               $    32,815
                                           2002                   134,472
                                           2003                   144,326
                                           2004                   152,110
                                           2005                   166,046
                                        Thereafter             13,320,330

(5)  RELATED PARTY TRANSACTION AND COMMITMENTS

     TCAMP entered into a management agreement with Claremont Management Corporation (CMC) to manage the property. The sole shareholder of CMC is related to the other member of TCAMP. The agreement expired on September 30, 2001 and automatically renews thereafter on an annual basis, unless terminated earlier as provided for in the agreement. The management agreement required the payment of a management fee through March 29, 2001 of 4% of gross receipts, as defined in the agreement, plus the reimbursement of all CMC's costs of providing these services. As of March 30, 2001 the management agreement was amended to adjust the rate to 3% of gross receipts. Management fees under the management agreement totaled $75,803 and $87,438, respectively, for the nine months ended September 30, 2001 and 2000. Expense reimbursements to CMC for the nine months ended September 30, 2001 and 2000 totaled $202,326 and $213,313, respectively.

     Effective July 1, 1998, HPP'89 engaged Gunn Financial, Incorporated (GFI), an unaffiliated Massachusetts corporation, to provide accounting, asset management and investor services. GFI provides such services for an annual management fee plus reimbursement of all its costs of providing these services. The agreement expires on the earlier of June 30, 2006 or liquidation of the Partnership, as defined. Through June 30, 2000, the annual fee was $63,000 and effective July 1, 2000, the annual fee was reduced to $54,000. For the nine months ended September 30, 2001 and 2000, GFI was reimbursed $155,021 and $122,283, respectively, for operating costs.

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

(7)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, cash equivalent security deposits, other assets, escrow deposits, accounts payable and accrued expenses, and security deposits at September 30, 2001 approximate their fair values due to their short maturities. The fair value of the mortgage payable at September 30, 2001 approximates its carrying amount based on the interest rates available for similar financing arrangements. All financial instruments were held for non-trading purposes.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION OR PLAN OF OPERATION
                               SEPTEMBER 30, 2001


The following discussion should be read in conjunction with the accompanying financial statements for the nine month period ended September 30, 2001 and the Form 10-KSB for the year ended December 31, 2000.

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

As of September 30, 2001, the Partnership had $707,641 of total cash and cash equivalents. HPP'89's cash is used primarily to fund general and administrative expenses of managing the public fund. The Partnership has sufficient cash to meet short-term operating needs.

The short-term liquidities of TCAMP and the Investee Entities depend on their ability to generate sufficient rental income to fund operating expenses and debt service requirements. TCAMP, Portland Lofts and 402 Julia have stable operations and TCAMP and Portland Lofts are expected to generate cash flow. The Partnership received distributions from Portland Lofts of $117,000 for each of the nine months ended September 30, 2001 and 2000. The Partnership received distributions from TCAMP of $172,500 and $225,000, respectively, for the nine months ended September 30, 2001 and 2000.

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

For the nine months ended September 30, 2001, 402 Julia recorded an economic occupancy of 94% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 95%. 402 Julia has benefited from a relatively strong New Orleans market and continues to record stable operations in recent years. 402 Julia rents units to residential tenants, approximately half of which are under short-term operating leases expiring within one year from signing with the remaining rented under month-to-month arrangements. For the nine months ended September 30, 2001, 402 Julia recorded net income of approximately $29,000 which included depreciation and amortization of approximately $33,000.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION OR PLAN OF OPERATION (CONTINUED)
                               SEPTEMBER 30, 2001


For the nine months ended September 30, 2001, Portland Lofts recorded an economic occupancy of 93% for its residential units and an economic occupancy of 96% for its commercial space for a combined economic occupancy of 94%. Portland Lofts rents space to residential tenants principally under month-to-month arrangements and to commercial tenants under operating leases of varying terms expiring through 2005. As of September 30, 2001, the Partnership had entered into twelve commercial leases with the remaining commercial tenants under month-to-month agreements. Portland Lofts' largest commercial tenant occupancies 23% of the commercial space at September 30, 2001, representing only 5.8% of the total square feet of the property. For the nine months ended September 30, 2001, Portland Lofts recorded net income of approximately $102,000 which included depreciation and amortization of approximately $213,000.

TCAMP operates in the competitive lowertown district of St. Paul, Minnesota. TCAMP has achieved stable occupancy and had an economic occupancy of 95% for the nine months ended September 30, 2001. TCAMP recorded a net loss of approximately $42,000, which included depreciation and amortization of approximately $418,000, for the nine months ended September 30, 2001.

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

The Partnership recorded a net loss, under general accepted accounting principles of $124,134 for the three months ended September 30, 2001, compared to net income of $83,627 for the three months ended September 30, 2000. This decrease is mainly due to the consolidated operating activity of TCAMP which includes increases in expenses of approximately $588,000, interest expense of approximately $250,000, and a decrease in equity in income of investee entities of approximately $118,000 offset by an increase in revenue of approximately $747,000. As mentioned above, after March 30, 2001, TCAMP's operating activities are consolidated with that of HPP'89's, where as prior to March 30, 2001, TCAMP's operating activity was recorded on the equity method of accounting. TCAMP's net income decrease by approximately $278,000 for the three months ended September 30, 2001 as compared to the same period in 2000. This decrease is attributed to increases in interest expense and depreciation, as a result of the refinancing of the property debt and acquisition of the majority of the other member's interest in TCAMP.

The Partnership recorded a net loss, under general accepted accounting principles of $206,142 for the nine months ended September 30, 2001, compared to net income of $177,499 for the nine months ended September 30, 2000. This decrease is mainly due to the consolidated operating activity of TCAMP which includes increases in expenses of approximately $1,081,000 and interest expense of approximately $502,000, a decrease in equity in income of investee entities of approximately $319,000, offset by an increase in revenue of approximately $1,519,000. As mentioned above, after March 30, 2001, TCAMP's operating activities are consolidated with that of HPP'89's, where as prior to March 30, 2001, TCAMP's operating activity was recorded on the equity method of accounting. TCAMP's net income decrease by approximately $541,000 for the nine months ended September 30, 2001 as compared to the same period in 2000. This decrease is attributed to increases in interest expense, depreciation and amortization, as a result of the refinancing of the property debt and acquisition of the majority of the other member's interest in TCAMP. TCAMP's parking income increased, as a result of increased rental rates, for the nine months ended September 30, 2001, compared to the same period in 2000.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           PART II - OTHER INFORMATION
                               SEPTEMBER 30, 2001



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


                                HISTORIC PRESERVATION PROPERTIES 1989
                                LIMITED PARTNERSHIP

                                By: Boston Historic Partners Limited Partnership
                                    General Partner

                                     By: Portfolio Advisory Services, Inc.
                                         General Partner


Date: November 9, 2001                    By: /s/ Terrence P. Sullivan
                                              ---------------------------
                                              Terrence P. Sullivan
                                              President

                                      and


Date: November 9, 2001                    By: /s/ Terrence P. Sullivan
                                              ---------------------------
                                              Terrence P. Sullivan
                                              General Partner