Form 10KSB40
period 2001-12-31
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 2002-03-27
CIK 839614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
                          -----------------
                                       or
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -----------------

Commission File Number 33-24129
                       --------

HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
---------------------------------------------------------
(Exact name of small business issuer in its charter)

          DELAWARE                                       04-3021042
----------------------------                         --------------------
(State or other jurisdiction                          (I.R.S. Employer
    of incorporation or                               Identification No.)
      organization)

45 BROAD STREET, 3RD FLOOR, BOSTON, MASSACHUSETTS           02109
-------------------------------------------------     -----------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (617) 338-6900
                                                    --------------

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
                                                        Yes  X       No
                                                            -----      -----

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

                       DOCUMENTS INCORPORATED BY REFERENCE



Part of the Form 10-KSB             Document
Into Which Incorporated             Incorporated by Reference
-----------------------             -------------------------
I                                   Prospectus of the registrant
                                    dated December 19, 1988
                                    (the "Prospectus").

III                                 The Prospectus.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                         2001 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                     SEQUENTIAL
                                                           PAGE NO.    PAGE NO.

PART I

         Item 1   Description of Business                    K-3         4
         Item 2   Description of Properties,
                  Investment Policies, and
                  Description of Real Estate and
                  Operating Data                             K-9        10
         Item 3   Legal Proceedings                          K-9        10
         Item 4   Submission of Matters to a
                    Vote of Unit Holders                     K-9        10

PART II

         Item 5   Market for the Registrant's
                    Units and Related Unit
                    Holder Matters                           K-10       11
         Item 6   Management's Discussion and
                    Analysis or Plan of Operation            K-11       12
         Item 7   Financial Statements                       K-16       17
         Item 8   Changes In and Disagreements
                    with Accountants on Accounting
                    and Financial Disclosure                 K-16       17

PART III

         Item 9   Director and Executive
                    Officer of the Registrant                K-17       18
         Item 10  Executive Compensation                     K-18       19
         Item 11  Unit Ownership of Certain
                    Beneficial Owners and
                    Management                               K-18       19
         Item 12  Certain Relationships and
                    Related Transactions                     K-19       20
         Item 13  Exhibits and Reports                       K-19       20

SIGNATURES                                                   K-20       21

SUPPLEMENTAL INFORMATION                                     K-21       22

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Historic Preservation Properties 1989 Limited Partnership (the Partnership), a Delaware limited partnership, was organized under the Delaware Revised Uniform Limited Partnership Act on September 1, 1988, for the purpose of investing in a diversified portfolio of real properties which qualified for rehabilitation tax credits (Rehabilitation Tax Credits) afforded by Section 47 of the Internal Revenue Code of 1986, as amended (the Code), and rehabilitating such properties (or acquiring such properties in the process of rehabilitation and completing such rehabilitation) in a manner intended to render the cost of such rehabilitation eligible for classification as "Qualified Rehabilitation Expenditures", as such term is defined in the Code, and thus eligible for Rehabilitation Tax Credits. The Partnership was initially capitalized with contributions of $100 from its general partner and $100 from each of three initial limited partners. On September 2, 1988, the Partnership filed a Registration Statement on Form S-11, File Number 33-24129 (the Registration Statement), with the Securities and Exchange Commission (the Commission) with respect to the public offering of units of limited partnership interest (Units) in the Partnership. The Registration Statement, covering the offering of up to 100,000 Units at a purchase price of $1,000 per Unit (an aggregate of $100,000,000), was declared effective on December 19, 1988. The offering of Units terminated on December 29, 1989, at which time the Partnership had received gross offering proceeds of $26,588,000 from 2,505 investors.

The general partner of the Partnership is Boston Historic Partners Limited Partnership (the General Partner), a Massachusetts limited partnership. The general partners of the General Partner are (i) Portfolio Advisory Services, Inc., a Massachusetts corporation organized for the purpose of acting as a general partner of the General Partner, and (ii) Terrence P. Sullivan (Sullivan). Limited partnership interests in the General Partner are held by investors unaffiliated with the General Partner (except for an approximately one-half percent limited partnership interest which is owned by Sullivan).

The Partnership does not have any employees.

The Partnership engages Gunn Financial, Inc., an unaffiliated Massachusetts Corporation, to provide asset management, accounting and investor services for an annual fee and reimbursement of all operating expenses of providing such services. Through June 30, 2000 the annual fee was $63,000 and effective July 1, 2000 the annual fee was reduced to $54,000. The agreement expires on the earlier of June 30, 2006 or the liquidation of the Partnership, as defined.

The Partnership's only business is investing in and operating real properties for which the cost of rehabilitating such properties qualified for Rehabilitation Tax Credits. The Partnership does not expect to make any additional investments in new real estate; it will, however, invest cash flow from the properties in normal repairs and maintenance and presently plans no major renovations. Under the Partnership Agreement, the right to manage the business of the Partnership is vested solely in the General Partner, although the consent of a majority in interest of the Limited Partners is required for the sale at one time of all or substantially all of the Partnership's assets and with respect to certain other matters. The Partnership's investment objectives and policies are described on pages 28-36 of its Prospectus dated December 19, 1988 (the Prospectus) under the caption "Investment Objectives and Policies", which description is incorporated herein by this reference. The Prospectus was filed with the Commission pursuant to Rule 424 (b) on January 5, 1989.

During the years ended December 31, 1999 and 2000, the Partnership had investments in three limited partnerships through the ownership of general partnership interests and had an investment in a limited liability company through the ownership of a member interest. The limited partnerships and limited liability company are collectively referred to herein as the Investee Entities.

The Investee Entities are 402 Julia Street Associates Limited Partnership (402 Julia), Portland Lofts Associates Limited Partnership (Portland Lofts), Jenkins Court Associates Limited Partnership (Jenkins Court), and The Cosmopolitan at Mears Park, LLC (TCAMP).

Jenkins Court was a Delaware limited partnership formed on December 20, 1988 to acquire, construct, rehabilitate, operate and manage a building containing residential and commercial space in Jenkintown Borough, Pennsylvania. Jenkins Court filed for protection under Chapter 11 federal bankruptcy laws on November 23, 1994 and transferred the deed and the title of the property to the mortgage holder in lieu of foreclosure on August 31, 1995. Jenkins Court had no activity during the year ended December 31, 1999 and was liquidated effective December 31, 1999.

During the year ended December 31, 2001, the Partnership obtained unilateral control over the financial and operating policies of TCAMP and Portland Lofts effective March 30, 2001 and at the close of business on December 31, 2001, respectively.

Through March 29, 2001, the Partnership accounted for TCAMP using the equity method of accounting and, effective March 30, 2001, consolidated the accounts and transactions of TCAMP with those of the Partnership. Through December 31, 2001, the Partnership accounted for Portland Lofts using the equity method of accounting and, on December 31, 2001, consolidated the accounts of Portland Lofts with those of the Partnership and TCAMP (the transactions of Portland Lofts for the year ended December 31, 2001 are accounted for using the equity method of accounting in the Partnership's consolidated financial statements). The Partnership accounts for its investment in 402 Julia using the equity method of accounting.

The Partnership accounted for the Investee Entities through the date of obtaining unilateral control over the Investee Entities using the equity method of accounting since the respective Partnership Agreements or Operating Agreement in general provided for a sharing of management duties and decisions among the Partnership and the local general partners or other managing member.

Significant decisions regarding 402 Julia require the approval of both the Partnership and the local general partner. In addition, 402 Julia has entered into various agreements with its local general partner (or their affiliates), to provide development, management and other services, for which the local general partner (or their affiliates), are paid fees by 402 Julia.

402 Julia Street Associates Limited Partnership (402 Julia) is a Delaware limited partnership formed on July 25, 1989 to acquire, construct, rehabilitate, operate and manage a building with 24 residential units and approximately 3,900 net rentable square feet of commercial space located thereon at 402 Julia Street, New Orleans, Louisiana. The Partnership's original investment in 402 Julia represented approximately 4% of the aggregate funds initially available for investment. The Partnership has a 65% ownership interest in 402 Julia.

402 Julia issued a mortgage note secured by the property with an original principal balance of $1,100,000, bearing interest at 6.69%, and amortizing over 30 years. The mortgage note has a yield maintenance prepayment penalty through May 2008. The mortgage note matures in August 2008 at which time the then unpaid principal balance of $936,939, assuming no prepayments, will be due.

The property is located in a competitive downtown market with several residential properties in the area. For the year ended December 31, 2001, 402 Julia recorded an economic occupancy of 94% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 95%. For the year ended December 31, 2001, the average effective annual income for the residential space was approximately $8,911 per unit and for the commercial space was approximately $11.26 per square foot.

402 Julia leases residential units under either short-term annual operating leases or month-to-month arrangements. At December 31, 2001, approximately 49% of residential units are leased under month-to-month arrangements. 402 Julia also leases commercial units under either long-term operating leases or month-to-month arrangements. At December 31, 2001, the schedule of commercial lease expirations for 402 Julia is as follows:

             Number of        Square         Annual         % of Gross
  Year        Tenants         Footage         Rent         Annual Rents
 -----       ---------        -------       --------      -------------
  2004           1             2,000        $ 18,000           7.0%
  2005           1             1,900          16,200           6.3%

Portland Lofts is a Delaware limited partnership formed on August 8, 1989 to acquire, construct, rehabilitate, operate and manage three buildings containing 89 residential units, including 29,250 square feet of ground floor commercial space, located at 555 Northwest Park Avenue in Portland, Oregon. The Partnership's original investment in Portland Lofts represented approximately 21% of the aggregate funds initially available for investment.

During September 2001, the Partnership pursued certain rights contained within the Portland Lofts' Partnership Agreement. At the close of business on December 31, 2001, the Partnership, Portland Lofts and the local general partner entered into an agreement whereby the local general partner withdrew from Portland Lofts and assigned its .9% general partnership interest and .1% limited partnership interest to Portland Lofts Apartments, LLC (a Delaware Limited Liability Company formed on December 14, 2001 and owned 99.9% by the Partnership and .1% by BHP) and paid a withdrawal fee of $250,000 to Portland Lofts. Prior to the close of business on December 31, 2001, the Partnership owned a 99% interest in Portland Lofts.

Portland Lofts issued a mortgage note secured by the property with an original principal balance of $5,625,000, bearing interest at 9% amortizing over 25 years. The mortgage note has a yield maintenance prepayment penalty through its maturity date of July 2006 at which time the then unpaid principal balance of $4,654,082, assuming no prepayments, will be due.

The property is located in a competitive downtown market with several other residential properties in the area. For the year ended December 31, 2001, the economic occupancy of its residential units was 92% and the economic occupancy for its commercial space was 95% for a combined economic occupancy of 93%. For the year ended December 31, 2001, the average effective annual income for the residential space was $11,237 per unit and for the commercial space was approximately $12.16 per square foot.

Portland Lofts leases residential units under either short-term annual operating leases or month-to-month arrangements. At December 31, 2001, approximately 66% of residential units are leased under month-to-month arrangements. Portland Lofts also leases commercial units principally under long-term operating leases as well as month-to-month arrangements.

At December 31, 2001, the schedule of commercial lease expirations for Portland Lofts is as follows:

               Number of        Square         Annual       % of Gross
  Year          Tenants         Footage         Rent        Annual Rents
 -----         ---------        -------        ------       ------------

  2002            4             4,985         $32,587          2.2%
  2003            4             5,110          46,373          3.2%
  2004            2             9,360          55,444          3.8%
  2005            1             2,835           7,363          0.5%
  2006            1               -             2,182          0.2%

TCAMP is a Delaware limited liability company formed to own, operate and manage a building containing 255 residential units and approximately 2,250 square feet of first floor commercial space located at 250 East Sixth Street in St. Paul, Minnesota. The Partnership's original investment in the Cosmopolitan property represented approximately 39% of the aggregate funds initially available for investment.

On March 30, 2001, TCAMP issued a mortgage note payable in the amount of $14,000,000, bearing interest at 6.995%, requiring monthly principal and interest payments totaling $93,095 which commenced May 1, 2001, with the unpaid principal balance under the mortgage note payable on May 1, 2011. The mortgage note payable is secured by TCAMP's property, rents, and assignment of leases. Concurrently, TCAMP entered into an agreement with its other member owning the remaining 50% membership interest not owned by the Partnership to redeem ninety-eight percent of her existing membership interest, thereby reducing her membership interest in TCAMP to 1%. Proceeds of the mortgage note payable were used to pay in full TCAMP's previous mortgage note payable, closing costs, make deposits to required escrow accounts, redeem principally all of the membership interest not owned by the Partnership, and provide excess funds to TCAMP.

The property is located in a competitive downtown market with several other residential properties in the area. For the year ended December 31, 2001, the economic occupancy of TCAMP was 95%. For the year ended December 31, 2001, the average effective annual income for the residential space was approximately $10,599 per unit and for the commercial space was approximately $15.34 per square foot. TCAMP leases residential units under either short-term annual operating leases or month-to-month arrangements. At December 31, 2001, approximately 9% of residential units are leased under month-to-month arrangements. TCAMP's commercial space consists of one office tenant whose lease expires March 2005. The annual rental income for this lease through 2004 is $35,837 and in 2005 shall be $8,959, (0.3% of gross annual rents).

The Partnership believes that the properties owned by TCAMP, Portland Lofts and 402 Julia are adequately insured.

Information regarding the tax depreciation of the properties owned for the year ended December 31, 2001 is as follows:

                                      Federal                         Life
                                     Tax Basis        Method         (Years)
                                   -----------        -------        -------

       402 JULIA
         Building and
         Improvements              $ 1,325,133          SL             31.5
                                   ===========

       PORTLAND LOFTS
         Building and
         Improvements              $ 3,070,699          SL             27.5
                                        43,252          SL             31.5
                                        85,215          SL             39.0
         Furniture and
         Fixtures                        6,654          DDB             7.0
                                   -----------

                                   $ 3,205,820
                                   ===========







       TCAMP
         Building                  $13,330,155          ACC            19.0
         Improvements                  369,301          SL             27.5
                                       287,884          SL             31.5
                                         4,299          SL             15.0
         Furniture and
         Fixtures                      849,914          DDB             7.0
                                   -----------

                                   $14,841,553
                                   ===========


Information regarding the real estate taxes of the properties owned for the year ended December 31, 2001 is as follows:

           PROPERTY                    RATE              REAL ESTATE TAX
           --------                    ----              ---------------
       402 Julia                 $ 185.94/1000              $   7,161

       Portland Lofts               19.27/1000                 43,464

       TCAMP                        35.21/1000                363,306


       The Partnership will not be undertaking any major capital improvements which will give rise to additional real estate taxes.

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

The Partnership is required to report with the Commission annually Form 10-KSB and on a quarterly basis Forms 10-QSB. The public may read and copy any materials the Partnership files with the Commission at the SEC's Public Reference Room at 450 Fifth St., NW, Washington, DC 20549 or by calling the Commission at 1-800-SEC-0330. The Partnership files its reports electronically with the Commission and the Partnership's reports can be downloaded at web site http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTIES, INVESTMENT POLICIES, AND DESCRIPTION OF REAL ESTATE AND OPERATING DATA

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

(b)      As of March 15, 2002, there were 2,474 holders of Units.

The Amended and Restated Agreement of Limited Partnership (the Partnership Agreement) requires that any Cash Flow (as defined therein) be distributed quarterly to the investor limited partners (Limited Partners) in specified proportions and priorities and that Sale or Refinancing Proceeds (as defined therein) be distributed as and when available. For the years ended December 31, 2001 and 2000, no distributions of Cash Flow or Sale or Refinancing Proceeds were paid or accrued to the Limited Partners.

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

As of December 31, 2001, the Partnership had $654,417 of total cash and cash equivalents. The Partnership's cash is used primarily to fund general and administrative expenses of managing the public fund. The Partnership has sufficient cash to meet its short-term operating needs.

The short-term liquidity of 402 Julia, TCAMP and Portland Lofts depends on their ability to generate sufficient rental income to fund operating expenses and debt service requirements. TCAMP, Portland Lofts and 402 Julia have stabilized operations and TCAMP and Portland Lofts are expected to generate cash flow. The Partnership received distributions from Portland Lofts of $156,000 for each of the years ended December 31, 2001 and 2000. The Partnership received distributions from TCAMP of $172,500 and $262,500, during the years ended December 31, 2001 and 2000, respectively.

Cash flow generated from the Partnership's investment properties and the Partnership's share of the proceeds from the sale of such properties is expected to be the source of future long-term liquidity.

RESULTS OF OPERATIONS. The Partnership accounts for its investment in 402 Julia using the equity method of accounting. As of March 30, 2001, and as discussed further in Item 1, TCAMP's accounts and transactions are consolidated with the accounts and transactions of the Partnership. For the period of January 1, 2000 through March 29, 2001, the Partnership accounted for its investment in TCAMP under the equity method of accounting. Through December 31, 2001, and as discussed further in
Item 1, the Partnership accounted for its investment in Portland Lofts using the equity method of accounting. Effective the close of business December 31, 2001, Portland Lofts' accounts were consolidated with the accounts of the Partnership. The consolidated statements of operations and cash flows include the transactions of the Partnership and TCAMP (subsequent to March 29, 2001) after the elimination of all intercompany transactions and activity. The consolidated balance sheet includes the accounts of the Partnership, TCAMP and Portland Lofts after elimination of all intercompany transactions and activity.

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

As a result of the Partnership obtaining unilateral control over the financial and operating policies of TCAMP and Portland Lofts, the Partnership prepared consolidated financial statements as of and for the year ended December 31, 2001. The critical accounting policies used in the preparation of the Partnership's consolidated financial statements are outlined as follows:

          I. The Partnership consolidated the accounts and transactions of TCAMP and the accounts of Portland Lofts on March 30, 2001 and at the close of business December 31, 2001, respectively, because the Partnership obtained unilateral control. Previously, the Partnership did not have unilateral control over the financial and operating policies of TCAMP and Portland Lofts since major operating and financial decisions were shared between the Partnership and other managing member or local general partner.

          II. The Partnership established a new basis of accounting for TCAMP upon consolidation by recording the fair value of the consideration paid to the other member of TCAMP for the majority of that member's interest, equal to the excess of the amount paid to that member over the recorded amount of the redeemed interest, totaling $6,512,152, as investment in real estate. The amount recorded was allocated to the various components of investment in real estate in a manner similar to the method used under the purchase method of accounting.

         III. The Partnership retained its historical cost of zero for the Partnership's 99% interest in Portland Lofts previously owned and reduced Portland Lofts' investment in real estate by $3,471,120. This amount represents the excess of Portland Lofts' partners' equity prior to consolidation over the fair value of the consideration to obtain the local general partner's interest (zero). The amount recorded was allocated to the various components of investment in real estate in a manner similar to the method used under the purchase method of accounting.

         IV. Portland Lofts recorded the $250,000 withdrawal fee received from the local general partner as a capital contribution, rather than as revenue, since $215,408 of such proceeds were used to pay amounts outstanding under notes payable to the local general partner and his affiliated entities.

ACTUAL FOR THE YEAR ENDED DECEMBER 31, 2001
VS. ACTUAL FOR THE YEAR ENDED DECEMBER 31, 2000.

The Partnership's allocable share of operating income and/or losses in 402 Julia is 65.33%. For the year ended December 31, 2001, 402 Julia recorded an economic occupancy of 94% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 95%. For the year ended December 31, 2000, 402 Julia recorded an economic occupancy of 97% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 97%. 402 Julia has benefited from a relatively strong New Orleans market and continues to record stable operations. For the years ended December 31, 2001 and 2000, 402 Julia recorded net income of approximately $39,800 and $47,400, respectively which included depreciation and amortization of approximately $43,800 for each of those years. This decrease in net income is primarily due to the decrease in occupancy.

For the period of January 1, 2000 through March 29, 2001, the Partnership's allocable share of operating income and/or losses in TCAMP was 50%. Effective March 30, 2001, TCAMP's operating activity is consolidated with that of the Partnership. TCAMP operates in the competitive lowertown district of St. Paul, Minnesota. TCAMP has achieved stable occupancy and had an economic occupancy of 95% and 94%, respectively for the years ended December 31, 2001 and 2000. TCAMP recorded a net loss of approximately $114,100, which included depreciation and amortization expense of approximately $558,800, for the year ended December 31, 2001. For the year ended December 31, 2000, TCAMP recorded net income of approximately $591,300, which included depreciation and amortization expense of approximately $263,100. This decrease in net income is due to increases in interest, repair and maintenance, depreciation and amortization expenses offset by an increase in rental and parking income. Interest and amortization expenses increased due to the refinancing, as discussed above, and depreciation increased due to the increased basis adjustment to investment in real estate, also discussed above. Repair and maintenance expense increased due to additional HVAC work and painting and striping of the parking garage. TCAMP doubled the monthly amount charged to its tenants for indoor parking, while rental revenue increased primarily due to 3% increase in rental rates.

For the year ended December 31, 2001, Portland Lofts recorded an economic occupancy of 92% for its residential units and an economic occupancy of 95% for its commercial space for a combined economic occupancy of 93%. For the year ended December 31, 2000, Portland Lofts recorded an economic occupancy of 90% for its residential units and an economic occupancy of 93% for its commercial space for a combined economic occupancy of 90%. For the year ended December 31, 2001, Portland Lofts recorded net income of approximately $94,800, which included depreciation and amortization of approximately $283,700. For the year ended December 31, 2000, Portland Lofts recorded net income of approximately $54,400, which included depreciation and amortization expense of approximately $286,800. This increase in net income is due to an increase in rental income, offset by an increase in repair and maintenance expense. Portland Lofts' rental income increased due to increases in occupancy for both its residential and commercial space and increases in rental rates of 3% for its residential units and 10% for its commercial space. Repair and maintenance expense increased due to exterior painting, deck repairs and garage door replacements.

The Partnership recorded a net loss, of approximately $311,600 for the year ended December 31, 2001 compared to net income of approximately $210,700 for the year ended December 31, 2000. This decrease was primarily caused by the following factors:

         A. Rental income for the year ended December 31, 2001 totaled $2,228,940 as compared to $0 for the year ended December 31, 2000. The Partnership obtained unilateral control over TCAMP and consolidated its operations from March 30, 2001 forward resulting in this income in the consolidated financial statements.

         B. Interest and other income increased to $81,960 for the year ended December 31, 2001 as compared to $24,855 for the year ended December 31, 2000, primarily due to the consolidation of TCAMP's operations from March 30, 2001. These consolidated items contain lease termination fees, laundry income, and late fees among others.

         C. Operating and administrative expenses increased to $323,912 for the year ended December 31, 2001 as compared to $294,131 for the year ended December 31, 2000, as a result of general increases in Partnership operating expenses such as salary increases, professional fees, travel expenses and computer maintenance.

         D. Property operating expenses, depreciation, and interest expense totaling $2,413,723 for the year ended December 31, 2001 were not included in expenses for the year ended December 31, 2000. They are the result of the TCAMP consolidation for the period from March 30, 2001 through December 31, 2001.

         E. The change in equity in income on Investee Entities is analyzed as follows:

                                                        2001           2000
                                                     --------        --------
                              402 Julia              $ 22,737        $ 27,707
                              Portland Lofts          155,354         156,646
                              TCAMP                   (62,951)        295,638
                                                     --------        --------
                                                     $115,140        $479,991

                  The primary difference was caused by the consolidation of TCAMP operations from March 30, 2001. While TCAMP operations were included in income of Investee Entities for twelve months of 2000; 2001 contains only the first quarter.

PRO FORMA FOR YEAR ENDED DECEMBER 31, 2001
VS. PRO FORMA FOR YEAR ENDED DECEMBER 31, 2000

The following table sets forth the unaudited pro-forma results of operations for the years ended December 31, 2001 and 2000 assuming the Partnership obtained controlling interest in TCAMP and Portland Lofts on January 1, 2000. The unaudited pro-forma results of operations give effect to certain adjustments for depreciation and mortgage financing and are based on currently available information and certain assumptions. They do not purport to represent what results of operations would actually have been if controlling interest had been obtained on January 1, 2000 nor do they project results of operations for any future date or period.

                                               (unaudited)
                                               December 31,
                                          2001              2000
                                      ----------         ----------
          Revenues                    $4,495,891         $4,182,841
          Expenses                     4,820,658          4,689,709
          Equity in income of
           investee entity                22,737             27,707
                                      ----------         ----------
          Net Loss                    $ (302,030)        $ (479,161)
          Net Loss per unit           $   (11.25)        $   (17.84)

Pro forma revenue in 2001 increased by approximately $313,000 as compared to 2000. TCAMP doubled the monthly amount charged to its tenants for indoor parking. This accounted for $89,000 of the increase. In addition, TCAMP raised rents 3% or $80,000, and had a 1% or $10,000 increase in occupancy. Portland Lofts apartment rents increased 3% or $30,000 and its commercial rents by 10% or $43,000, and had an increase in occupancy of 2% or $33,000 for both its apartments and commercial space. The remainder of the increase, $28,000, is due to an increase in other income at TACMP. Other income consists of rental related revenue such as lease termination fees, laundry income, late fees, etc.

Pro forma operating expenses in 2001 increased approximately $131,000 as compared to 2000. This increase was due to $41,000 of increased exterior painting, $19,000 of deck repairs and $17,000 garage door replacements at Portland Lofts. TCAMP operational expense accounted for the remainder of the increase, $54,000, and was due to additional HVAC work and painting and striping of the parking garage.

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

ITEM 7.  FINANCIAL STATEMENTS

See the Consolidated Financial Statements of the Partnership included as part of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.






                                    PART III

ITEM 9.  DIRECTOR AND EXECUTIVE OFFICER OF THE REGISTRANT.

         (a) and (b) IDENTIFICATION OF DIRECTOR AND EXECUTIVE OFFICER.

The following table sets forth the name and age of the director and executive officer of PAS and the offices held by such person.

      NAME                              OFFICE                   AGE
      ----                              ------                   ---
Terrence P. Sullivan          President and Director             56

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

                  (d)      FAMILY RELATIONSHIPS.

                           None.

                  (e)      BUSINESS EXPERIENCE.


The background and experience of the executive officer and director of PAS and Boston Capital Planning identified above in Items 9(a) and 9(b) is as follows:

Terrence P. Sullivan, 56, is the founder and sole shareholder of Boston Capital Planning, a financial consulting and real estate syndication firm, and its wholly-owned subsidiary, Boston Bay Capital, Inc. (Boston Bay Capital). Founded in 1979, Boston Bay Capital was an NASD-Registered broker/dealer specializing in placement of interests in real estate limited partnerships which own historic and restoration properties. From 1979 through December 31, 1986, Boston Bay Capital participated in the placement of limited partnership interests in 98 real estate programs, approximately 60 of which were historic rehabilitation or restoration partnerships, placing a total of approximately $140,000,000 in equity. In addition, Boston Bay Capital served as dealer manager in connection with the sale of Units of limited partnership interest in Historic Preservation Properties Limited Partnership, Historic Preservation Properties 1988 Limited Partnership, the Partnership, and Historic Preservation Properties 1990 L.P. Tax Credit Fund, four public programs sponsored by the General Partner and an affiliate of the General Partner. Such public programs sold an aggregate of approximately $82 million of Units of limited partnership interest. From 1972 to 1978, Mr. Sullivan was Tax Shelter coordinator for the Boston office of White, Weld & Co., Inc., an investment banking firm. Mr. Sullivan graduated from Worcester Polytechnic Institute in 1968 with a Bachelor of Science degree in mechanical engineering.

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

There were no expense reimbursements paid to or accrued, for the years ended December 31, 2001 and 2000.

For the years ended December 31, 2001 and 2000, the Partnership allocated to the General Partner unaudited taxable income/(loss) of ($7,717) and $1,675, respectively.

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

      (b) Reports on Form 8-K - The Partnership did not file any current reports on Form 8-K during the fourth quarter of 2001.

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

                               HISTORIC PRESERVATION PROPERTIES 1989
                               LIMITED PARTNERSHIP

                               By:      Boston Historic Partners Limited
                                        Partnership, General Partner

                                        By:  Portfolio Advisory Services,
                                             Inc., General Partner

Date:  March 15, 2002                   By:  /s/ Terrence P. Sullivan
                                             -----------------------------------
                                             Terrence P. Sullivan,
                                             President

                                        and


Date:  March 15, 2002                   By:  /s/ Terrence P. Sullivan
                                             -----------------------------------
                                             Terrence P. Sullivan,
                                             General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                        TITLE
---------                                        -----

/s/ Terrence P. Sullivan               Individual General Partner of Boston
------------------------               Historic Partners Limited
Terrence P. Sullivan                   Partnership and President, Principal
                                       Executive Officer and Director of
Date: MARCH 15, 2002                   Portfolio Advisory Services, Inc.,
                                       General Partner of Boston Historic
                                       Partners Limited Partnership.


/s/ Terrence P. Sullivan               Principal Financial and Principal
------------------------               Accounting Officer of Portfolio
Terrence P. Sullivan                   Advisory Services, Inc., General
                                       Partner of Boston Historic Partners
Date: MARCH 15, 2002                   Limited Partnership

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

An annual report will be furnished to unit holders subsequent to filing of this Form 10-KSB.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                              FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                          ANNUAL REPORT ON FORM 10-KSB

                                     ITEM 7


                          INDEX TO FINANCIAL STATEMENTS


                                                                           PAGE
                                                                           ----
Financial Statements of Historic Preservation
   Properties 1989 Limited Partnership

     Independent Auditors' Report.......................................... F-3
     Consolidated Balance Sheet as of December 31, 2001.................... F-4
     Consolidated Statement of Operations for the Year Ended
       December 31, 2001 and Statement of Operations for the
       Year Ended December 31, 2000........................................ F-5
     Consolidated Statement of Partner's Equity (Deficit) for
       the Year Ended December 31, 2001 and Statement of Partners'
       Equity (Deficit) for the Year Ended December 31, 2000............... F-6
     Consolidated Statement of Cash Flows for the Year Ended
       December 31, 2001 and Statement of Cash Flows for the Year
       Ended December 31, 2000............................................. F-7
     Notes to Consolidated Financial Statements............................ F-8

                          INDEPENDENT AUDITORS' REPORT


The Partners
Historic Preservation Properties 1989 Limited Partnership
Boston, Massachusetts

We have audited the accompanying consolidated balance sheet of Historic Preservation Properties 1989 Limited Partnership (the Partnership) as of December 31, 2001, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for the year ended December 31, 2001 and the statements of operations, partners' equity (deficit) and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Historic Preservation Properties 1989 Limited Partnership as of December 31, 2001, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.


Lefkowitz, Garfinkel, Champi & DeRienzo P.C.



Providence, Rhode Island
February 13, 2002

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001



                                     ASSETS


INVESTMENT IN REAL ESTATE
     Land                                                         $  2,396,037
     Buildings and improvements                                     16,958,473
     Furniture and equipment                                           400,420
                                                                 -------------
                                                                    19,754,930
     Accumulated depreciation                                       (2,232,942)
                                                                 -------------
                                                                    17,521,988
                                                                 -------------

INVESTMENT IN INVESTEE ENTITY                                          467,339

CASH AND CASH EQUIVALENTS
     Real estate operating                                           1,173,223
     Partnership                                                       654,417
                                                                 -------------
                                                                     1,827,640
                                                                 -------------

CASH AND CASH EQUIVALENTS, SECURITY DEPOSITS                           144,741

OTHER ASSETS                                                           184,312
ESCROW DEPOSITS                                                        171,909
DEFERRED COSTS, less accumulated amortization of $80,938               283,266
                                                                 -------------

                                                                 $  20,601,195
                                                                 =============

                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
     Mortgage notes payable                                      $  19,123,989
     Accounts payable and accrued expenses                             363,487
     Security deposits                                                 125,922
                                                                 -------------

              Total liabilities                                     19,613,398
                                                                 -------------

COMMITMENTS (Note 5)

PARTNERS' EQUITY
     Limited Partners' Equity - Units of  Investor Limited
         Partnership Interest, $1,000 stated value
         per Unit-Issued and outstanding 26,588 units                1,209,255
     General Partner's Deficit                                        (221,458)
                                                                 -------------

              Total partners' equity                                   987,797
                                                                 -------------

                                                                 $  20,601,195
                                                                 =============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                           AND STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000





                                                2001               2000
                                              ----------        ---------

REVENUE:
     Rental income                            $2,228,940        $      --
      Interest and other income                   81,960           24,855
                                              ----------        ---------
           Total revenue                       2,310,900           24,855
                                              ----------        ---------
EXPENSES:
     Operating and administrative                323,912          294,131
       Property operating expenses:
           Payroll services                      227,017               --
           Utilities                             258,182               --
           Real estate taxes                     274,432               --
           Other operating expenses              479,119               --
       Depreciation and amortization             423,730               --
                                              ----------        ---------
           Total expenses                      1,986,392          294,131
                                              ----------        ---------

INCOME (LOSS) FROM OPERATIONS                    324,508         (269,276)

INTEREST EXPENSE                                 751,243               --

EQUITY IN INCOME OF
     INVESTEE ENTITIES                           115,140          479,991
                                              ----------        ---------

NET INCOME (LOSS)                             $ (311,595)       $ 210,715
                                              ==========        =========

NET INCOME (LOSS) ALLOCATED
     TO GENERAL PARTNER                       $   (3,116)       $   2,107
                                              ==========        =========

NET INCOME (LOSS) ALLOCATED
     TO LIMITED PARTNERS                      $ (308,479)       $ 208,608
                                              ==========        =========

NET INCOME (LOSS) PER UNIT OF
     INVESTOR LIMITED PARTNERSHIP
     INTEREST, BASED ON 26,588 UNITS
     ISSUED AND OUTSTANDING                   $   (11.60)       $    7.85
                                              ==========        =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
              CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                    FOR THE YEAR ENDED DECEMBER 31, 2001 AND
                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                      FOR THE YEAR ENDED DECEMBER 31, 2000


                                     Units of
                                     Investor           Investor
                                     Limited            Limited         General
                                    Partnership        Partners'        Partner's
                                     Interest           Equity          Deficit            Total
                                    -----------      ------------     -----------       -----------
BALANCE, December 31, 1999            26,588         $ 1,309,126      $  (220,449)      $ 1,088,677

  Net income                              --             208,608            2,107           210,715
                                     -------         -----------      -----------       -----------


BALANCE, December 31, 2000            26,588           1,517,734         (218,342)        1,299,392

  Net loss                                --            (308,479)          (3,116)         (311,595)
                                     -------         -----------      -----------        ----------

BALANCE, December 31, 2001            26,588         $ 1,209,255      $  (221,458)       $  987,797
                                     =======         ===========      ===========        ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                           AND STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000


                                                                                  2001               2000
                                                                               -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                         $  (311,595)       $  210,715
     Adjustment to reconcile net income (loss) to
       net cash provided by operating activities:
           Depreciation and amortization                                           423,730                --
         Equity in income in Investee Entities (over) under
            distributions received                                                 213,355           (61,491)
         Decrease in other assets                                                  246,194             3,500
         Increase (decrease) in accounts payable and accrued expenses               82,014            (2,058)
         Increase in security deposits, net                                        (18,816)               --
                                                                               -----------        ----------
             Net cash provided by operating activities                             634,882           150,666
                                                                               -----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payment of deferred costs                                                      (4,679)               --
     Purchase of building improvements                                             (14,486)               --
     Decrease in escrow deposits, net                                              158,865                --
     Cash provided by Investee Entities                                            508,159                --
                                                                               -----------        ----------
             Net cash provided by investing activities                             647,859                --
                                                                               -----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of mortgage principal                                                (82,716)               --
                                                                               -----------        ----------
             Cash used by financing activities                                     (82,716)               --
                                                                               -----------        ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        1,200,025           150,666

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       627,615           476,949
                                                                               -----------        ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                         $ 1,827,640        $  627,615
                                                                               ===========        ==========

SUPPLEMENTAL CASH FLOW INFORMATION:

         Cash paid for interest                                                $   667,413        $      --
                                                                               ===========        =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


(1)      ORGANIZATION AND GENERAL PARTNER - BHP

         Historic Preservation Properties 1989 Limited Partnership (the Partnership) was formed on September 1, 1988 under the Delaware Revised Uniform Limited Partnership Act. The purpose of the Partnership is to invest in a diversified portfolio of real properties for which certain costs of rehabilitation have qualified for rehabilitation tax credits (Rehabilitation Tax Credits).

         Boston Historic Partners Limited Partnership (BHP), a Massachusetts limited partnership, is the general partner of the Partnership. BHP was formed in November 1986 for the purpose of organizing, syndicating and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships). As of December 31, 2001, BHP had established three such partnerships, including the Partnership.

         The Amended and Restated Agreement of Limited Partnership (Partnership Agreement) of the Partnership generally provides that all net profits, net losses, tax credits and cash distributions of the Partnership from normal operations be allocated 99% to the Limited Partners and 1% to BHP. Excess proceeds from sales or refinancings generally will be distributed 100% to the Limited Partners until they have received an amount equal to their Adjusted Capital Contributions (as defined in the Partnership Agreement) plus priority returns and additional incentive priority returns for certain Limited Partners admitted to the Partnership on or prior to certain specified dates.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         As of March 30, 2001, and as further discussed in Note 3, the Partnership holds a 99% membership interest in The Cosmopolitan at Mears Park, LLC (TCAMP), a Delaware limited liability company. All operating and financial policy decisions of TCAMP are controlled by the Partnership.

         Through December 31, 2001, and as further discussed in Note 3, the Partnership holds a 99% general partnership interest in Portland Lofts Associates, LP (Portland Lofts) a Delaware limited partnership. Through December 31, 2001, the Partnership accounted for its investment in Portland Lofts under the equity method of accounting. Effective at the close of business on December 31, 2001, all operating and financial policy decisions of Portland Lofts are controlled by the Partnership.

         The consolidated statements of operations, changes in partners' equity (deficit) and cash flows include the accounts of the Partnership and TCAMP after the elimination of all intercompany accounts and transactions. The consolidated balance sheet includes the accounts of the Partnership, TCAMP and Portland Lofts after elimination of all intercompany accounts and transactions. Members' equity of TCAMP has been classified as partners' equity in the accompanying consolidated financial statements. The Partnership and its consolidated entities are collectively referred to herein as HPP'89.

         Under the principles of consolidation, losses and other charges applicable to the minority interest which exceed the minority interest in equity capital of the minority interest are charged against the controlling interest since there is no obligation for the minority interest to make good such losses or other charges. Once the minority interest has been reduced to zero, future earnings of the minority interest are credited to the controlling interest to the extent of the losses or other charges applicable to the minority interest which have been charged against the controlling interest. At December 31, 2001, the minority interest in TCAMP has been reduced to zero and cumulative losses and other charges applicable to the minority interest which have been charged against HPP'89 total approximately $2,700.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INVESTMENTS IN INVESTEE ENTITIES

         The Partnership accounts for its investments in its Investee Entities (Investee Entities) under the equity method. In general, under the equity method of accounting for investments, the investment is recorded at cost and the current allocable portion of earnings (losses) of an Investee Entity is recorded as income (loss) with a corresponding increase (decrease) to the investment account. The allocable portion of losses of an Investee Entity are not recorded after the respective investment account is reduced to zero. The allocable portion of earnings of an Investee Entity are not recorded until all previously unrecorded losses are absorbed.

         Distributions received are recorded as reductions to the investment account. Distributions received from an Investee Entity whose respective investment account has been reduced to zero are recorded as income.

         Expenditures attributable to the Partnership's investments (primarily evaluation and acquisition fees and interest expense incurred during construction periods) are treated as additional investment basis and are amortized on a straight-line basis over the estimated life of the investee assets (40 years).

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

         CASH, CASH EQUIVALENTS AND CONCENTRATION OF CREDIT RISK

         HPP'89 considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2001, cash equivalents totaled $1,687,462.

         At December 31, 2001, HPP'89 had $655,897 of cash and cash equivalents on deposit in a bank in excess of amounts insured by the Federal Deposit Insurance Corporation. Also at December 31, 2001, HPP'89 had $1,000,531 of Massachusetts municipal money market funds which are not insured or guaranteed.

         DEFERRED COSTS

         Deferred costs relating to mortgage notes and commercial leases are amortized on a straight-line basis over their respective terms.

         REVENUE RECOGNITION

         Revenue, principally under annual operating leases, is recorded when due. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INCOME TAXES

         No provision (benefit) for income taxes is reflected in the accompanying consolidated financial statements. Partners of HPP'89 are required to report on their tax returns their allocable share of income, gains, losses, deductions and credits determined on a tax basis.

(3)      INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITIES

         During the years ended December 31, 2001 and 2000, the Partnership's allocable percentage of operating income and/or losses in the Investee Entities range from 50% to 99%. At December 31, 2001, the Partnership has unilateral control over the major operating and financial policies of TCAMP and obtained unilateral control over the major operating and financial policies of Portland Lofts at the close of business on December 31, 2001. The Investee Entity's (402 Julia) agreement in general, provides for a sharing of management duties and decisions among the Partnership and the local general partner. Significant Investee Entity decisions require the approval of both the Partnership and the local general partner. In addition, 402 Julia has entered into various agreements with its local general partner (or its affiliates), to provide development, management and other services, for which the local general partner (or its affiliates), are paid fees by 402 Julia.

         Following is a summary of information regarding Real Estate investments and the Investee Entity investment.

         THE COSMOPOLITAN AT MEARS PARK, LLC (TCAMP) TCAMP, a Limited Liability Company, was formed on March 15, 1996, under the Delaware Limited Liability Company Act. Upon the formation of TCAMP, the Partnership contributed land, building and improvements and furniture and equipment, and certain other assets and liabilities, to TCAMP for a 50% ownership interest. The purpose of TCAMP is to engage in investment in, and operation and development of, real estate and interests therein. TCAMP owns a residential apartment complex containing 255 residential units and 2,200 square feet of commercial space located at 250 6th Street, St. Paul, Minnesota. Profits and losses are allocated to the members, and distributions from TCAMP to the Partnership and the other member are subject to the order of distribution, as specified in the Operating Agreement of TCAMP. The liability of the members of TCAMP for losses, debts and obligations of TCAMP is limited to their capital contributions, except under applicable law members may, under certain circumstances, be liable to TCAMP to the extent of previous distributions received by the members in the event TCAMP does not have sufficient assets to satisfy its liabilities.

         Through March 29, 2001, the Partnership accounted for its investment in TCAMP using the equity method of accounting since management duties and decisions were shared among, and required the approval of, the Partnership and other managing members.

         On March 30, 2001, TCAMP issued a mortgage note payable secured by TCAMP's property, rents, and assignment of leases. Concurrently, TCAMP entered into an agreement with its other member owning the remaining 50% membership interest not then owned by the Partnership to redeem ninety-eight percent of her existing membership interest, thereby reducing her membership interest in TCAMP to 1%. Proceeds of the mortgage note payable were used to pay in full TCAMP's previous mortgage note payable, closing costs, make deposits to required escrow accounts, redeem principally all of the membership interest not then owned by the Partnership, and provide excess funds to TCAMP.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001


(3)      INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITIES (CONTINUED)

         The Partnership recorded a net loss of $62,952, (adjusted for consolidation) for the period January 1, 2001 through March 29, 2001 and net income of $295,638 for the year ended December 31, 2000 from the TCAMP investment under the equity method of accounting. The Partnership received cash distributions of $172,500 and $262,500 from TCAMP for the years ended December 31, 2001 and 2000, respectively. Due to the Partnership's acquisition of a controlling interest in TCAMP, as of March 30, 2001, the accounts and transactions of TCAMP are included in the consolidated financial statements of HPP'89. Effective March 30, 2001, the Partnership obtained unilateral control over the major operating and financial policies of TCAMP. In consolidating its interest in TCAMP, HPP'89 established a new basis of accounting by recording the fair value of the consideration paid to the other member for the majority of its interest, equal to the excess of the amount paid to that member over the recorded amount of the redeemed interest, totaling $6,512,152, as investment in real estate. The amount recorded was allocated to the various components of investment in real estate in a manner similar to the method used under the purchase method of accounting.

         PORTLAND LOFTS ASSOCIATES LIMITED PARTNERSHIP (Portland Lofts) is a Delaware limited partnership formed on August 8, 1989 to acquire, construct, rehabilitate, operate and manage three buildings containing 89 residential units and 29,250 square feet of ground floor space useable as either commercial space or as home/studio space for artists, located at 555 Northwest Park Avenue in Portland, Oregon. Profits and losses are allocated, and cash distributions are made, to the partners in accordance with Portland Lofts' Partnership Agreement.

         Through December 31, 2001, the Partnership owned a 99% general partnership interest in Portland Lofts and accounted for its nvestment using the equity method of accounting since management duties and decisions were shared among, and required the approval of, the Partnership and the local general partner.

         During September 2001, the Partnership pursued certain rights contained within the Portland Lofts' Partnership Agreement. At the close of business on December 31, 2001, the Partnership, Portland Lofts and the local general partner entered into an agreement whereby the local general partner withdrew from Portland Lofts and assigned its .9% general partnership interest and .1% limited partnership interest to Portland Lofts Apartments, LLC (a Delaware Limited Liability Company formed on December 14, 2001 and owned 99.9% by the Partnership and .1% by BHP) and paid a withdrawal fee of $250,000 to Portland Lofts.

         Effective at the close of business on December 31, 2001, the Partnership obtained unilateral control over the major operating and financial policies of Portland Lofts, and the accounts of Portland Lofts have been included in the consolidated balance sheet at December 31, 2001. At the date of obtaining unilaterial control over Portland Lofts, the Partnership's recorded investment in Portland Lofts was zero and the Partnership determined that the fair value of the consideration to obtain the local general partner's interest in Portland Lofts was zero. Consequently, in consolidating the accounts of Portland Lofts at December 31, 2001, HPP'89 retained its historical cost of zero for its 99% interest in Portland Lofts previously owned and reduced investment in real estate by $3,471,120 in accordance with accounting principles generally accepted in the United States (U.S. GAAP). This amount represents the excess of Portland Lofts' partners' equity prior to consolidation over the fair value of the consideration to obtain the local general partner's interest (zero). The reduction to investment in real estate was allocated to its various components in a manner similar to the method used under the purchase method of accounting. The $250,000 withdrawal fee paid by the local general partner to Portland Lofts was recorded by Portland Lofts as a capital contribution, rather than income, since $215,408 of such proceeds were used to pay amounts outstanding under notes payable to the local general partner and affiliated entities.

         For the years ended December 31, 2001 and 2000, HPP'89 was allocated net income of $93,894 and $53,847, respectively, from Portland Lofts under the equity method of accounting.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001


(3)      INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITIES (CONTINUED)

         Under the equity method of accounting, for each of the years ended December 31, 2001 and 2000, HPP'89 received distributions of $156,000 from Portland Lofts. Distributions received in excess of the Partnership's recorded investment totaling $61,460 and $143,000 for the years ended December 31, 2001 and 2000, respectively, were recorded as equity in income of investee entities.

         402 JULIA STREET ASSOCIATES LIMITED PARTNERSHIP (402 Julia) is a Delaware limited partnership formed on July 25, 1989 to acquire, construct, rehabilitate, operate and manage a building containing 24 residential units and approximately 3,500 net rentable square feet of commercial space building located there on at 402 Julia Street, New Orleans, Louisiana.

         On September 16, 1993, HPP'89 sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. HPP'89's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale require annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. At December 31, 2001, the remaining uncollected payments total $57,000, which are secured by the interest sold to the developer general partner, and are included in other assets.

         HPP'89 recorded net income from the 402 Julia Investment of $25,989 and $30,959, respectively, under the equity method of accounting as well as amortization of $3,252 for the years ended December 31, 2001 and 2000.

         HPP'89's investment in its Investee Entity (402 Julia) at December 31, 2001 is summarized as follows:


             Investment and advances made in cash               $ 775,000
             Evaluation and acquisition costs                      88,958
             Interest capitalization and other costs               39,615
             Net equity in loss of Investee Entity               (155,590)
             Amortization of certain costs                        (39,024)
             Sale of one third interest of Investee Entity       (241,620)
                                                                ---------
                                                                $ 467,339
                                                                =========

         The summary balance sheet of the remaining Investee Entity (402 Julia) as of December 31, 2001 and summary combined statements of operations for the years ended December 31, 2001 and 2000 are as follows. TCAMP's and Portland Loft's balance sheets have been consolidated with the Partnership at December 31, 2001 and the combined statement of operations for the year ended December 31, 2001 includes 402 Julia, Portland Lofts, and the activity of TCAMP for the period of January 1, 2001 through March 29, 2001. As of March 30, 2001, TCAMP's activity is consolidated with that of the Partnership.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001


                                  BALANCE SHEET
                                     ASSETS

    Land                                                         $  132,800
    Buildings and improvements (net of accumulated
        depreciation of $474,208)                                 1,107,363
    Cash and cash equivalents                                       242,707
    Other assets, less accumulated amortization of  $14,667          85,701
                                                                 ----------
             Total assets                                        $1,568,571
                                                                 ==========

          LIABILITIES AND PARTNERS' EQUITY

    Liabilities
         Mortgage note payable                                   $1,057,193
         Other liabilities                                           43,134
                                                                 ----------
         Total liabilities                                        1,100,327
                                                                 ----------

         Partners' equity:
         HPP'89                                                     404,389
         Other partners                                              63,855
                                                                 ----------
            Total partners' equity                                  468,244
                                                                 ----------
               Total liabilities and partners' equity            $1,568,571
                                                                 ==========


                        COMBINED STATEMENTS OF OPERATIONS

                                                    2001            2000
                                                 ----------      ----------
     Revenue:
             Rental revenue                      $2,403,424      $4,361,451
             Interest and other income               47,385          71,524
                                                 ----------      ----------
               Total revenue                      2,450,809       4,432,975
                                                 ----------      ----------
     Expenses:
           Operating expenses                     1,005,925       1,959,496
           Depreciation and amortization            464,330         593,734
           Interest expense                         840,105       1,186,689
                                                 ----------      ----------
               Total expenses                     2,310,360       3,739,919
                                                 ----------      ----------

     Net income from operations                  $  140,449      $  693,056
                                                 ==========      ==========
     Net income allocated to HPP'89              $  122,796      $  380,444
                                                 ==========      ==========
     Net income allocated to other partners     $    17,653      $  312,612
                                                ===========      ==========


     As explained elsewhere in these notes to the consolidated financial statements, the Partnership obtained controlling interests in TCAMP and Portland Lofts during the year ended December 31, 2001.

     The results of operations for TCAMP are included in the consolidated statement of operations for the year ended December 31, 2001 from March 30, 2001, the date controlling interest was obtained. Controlling interest in Portland Lofts was obtained on December 31, 2001. The consolidated statement of operations for the year ended December 31, 2001 includes the results of Portland Lofts as recognized in accordance with the equity method of accounting.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001


(3)      INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITIES (CONTINUED)

         The following table sets forth the unaudited pro-forma results of operations for the years ended December 31, 2001 and December 31, 2000 assuming the Partnership obtained controlling interests in TCAMP and Portland Lofts on January 1, 2000. The unaudited pro-forma results of operations give effect to certain adjustments for depreciation and mortgage financing and are based on currently available information and certain assumptions. They do not purport to represent what results of operations would actually have been if controlling interests had been obtained on January 1, 2000 nor do they project results of operations for any future date or period.

                                                          (unaudited)
                                                          December 31,
                                                     2001              2000
                                                   ----------      ----------

           Revenues                                $4,495,891      $4,182,841
           Equity in income of investee entity         22,737          27,707
           Net loss - 99%                            (299,009)       (474,369)
           Net loss per unit                           (11.25)         (17.84)

(4)      MORTGAGE NOTE PAYABLE AND ESCROW DEPOSITS

         TCAMP's mortgage note payable bears interest at 6.995%, amortizes over a 30-year schedule, requires monthly principal and interest payments totaling $93,095 commencing May 1, 2001, with the unpaid principal balance under the mortgage note payable on May 1, 2011. The mortgage note payable is secured by TCAMP's property, rents, and assignment of leases. The mortgage note requires monthly escrow deposits for real estate taxes, insurance escrow and replacement reserves of $31,489, $2,963, and $5,313, respectively.

         Portland Lofts' mortgage note bears interest at 9%, amortizes over a 25-year schedule, requires monthly payments of principal and interest of $47,205, and matures on July 1, 2006, at which time all unpaid principal and interest is due. The mortgage note is secured by the property, rents and assignment of leases.

         As of December 31, 2001, annual maturities of the mortgage notes for the next five years are as follows:


                   YEAR ENDING DECEMBER 31,             AMOUNT

                        2002                        $  236,465
                        2003                           255,887
                        2004                           274,136
                        2005                           299,519
                        2006                         4,915,863

 (5)     RELATED PARTY TRANSACTION AND COMMITMENTS

         TCAMP entered into a management agreement with Claremont Management Corporation (CMC) to manage the property. The sole shareholder of CMC is related to the other member of TCAMP. The agreement expires on September 30, 2002 and automatically renews thereafter on an annual basis, unless terminated earlier as provided for in the agreement. The management agreement required the payment of a management fee through March 29, 2001 of 4% of gross receipts, as defined in the agreement, plus the reimbursement of all CMC's costs of providing these services. As of March 30, 2001, the management agreement was amended to adjust the rate to 3% of gross receipts. Management fees under the management agreement totaled $90,511 and $112,751, respectively, for the years ended December 31, 2001 and 2000. Expense reimbursements to CMC for the years ended December 31, 2001 and 2000 totaled $ 277,992 and $270,171, respectively.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001


(5)      RELATED PARTY TRANSACTION AND COMMITMENTS (CONTINUED)

         Portland Lofts has a month-to-month management agreement with an unrelated party to manage the property for a fee equal to 3% of gross receipts as defined in the agreement. The unrelated party also received leasing commissions equal to 5% of amounts due under commercial leases.

         Effective July 1, 1998, the Partnership engaged Gunn Financial, Incorporated (GFI), an unaffiliated Massachusetts corporation, to provide accounting, asset management and investor services. GFI provides such services for an annual management fee plus reimbursement of all its costs of providing these services. The agreement expires on the earlier of June 30, 2006 or liquidation of the Partnership, as defined. Through June 30, 2000, the annual fee was $63,000 and effective July 1, 2000, the annual fee was reduced to $54,000. For the years ended December 31, 2001 and 2000, GFI was reimbursed $194,036 and $160,176, respectively, for operating costs.

         Effective April 1, 2001, HPP'89 has committed to pay the principal of GFI $5,000 per month for direct mortgage services and operational management provided by him for TCAMP. The agreement continues in effect until such services are no longer rendered. For the year ended December 31, 2001, the principal of GFI was paid $45,000 for these services.

(6)      MINIMUM FUTURE RENTALS UNDER OPERATING LEASES

         Portland Lofts rents space to commercial tenants under operating leases of varying terms expiring through 2005. As of December 31, 2001, Portland Lofts had entered into twelve commercial leases covering 77% (unaudited) of the building's net rentable commercial space, four commercial tenants under month-to-month leases and had two vacant spaces. The Partnership's largest commercial tenant occupies 23% of the commercial space at December 31, 2001, representing only 5.8% of the total square feet of the property.

         At December 31, 2001, minimum future rentals, excluding reimbursement of real estate taxes and certain operating expenses, to be received under noncancellable commercial leases for each of the next five years are as follows:

             Year Ending December 31,                Amount
             ------------------------               --------

                       2002                         $262,776
                       2003                          200,715
                       2004                          106,166
                       2005                           13,907
                       2006                            2,182

         The above amounts do not include additional rentals that will become due as a result of escalation provisions in the commercial leases.

         In most cases, management expects that in the normal course of business, commercial leases will be renewed or replaced by other leases and month-to-month arrangements will be continued or replaced by other leases.

(7)      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash and cash equivalents, cash and cash equivalents security deposits, other assets, escrow deposits, accounts payable and accrued expenses, and security deposits at December 31, 2001 approximate their fair values due to their short maturities. The fair value of the mortgage notes payable at December 31, 2001 approximate their carrying amount based on the interest rates available for similar financing arrangements. All financial instruments were held for non-trading purposes.

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP




                                    EXHIBITS

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                                INDEX TO EXHIBITS

EXHIBIT NO.                         TITLE OF DOCUMENTS
-----------                         ------------------

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

10(e) Documents relating to the acquisition of a general partnership interest in 402 Julia Street Associates Limited Partnership (filed as a part of Post-Effective Amendment No. 2 to the Partnership's Registration Statement on Form S-11, File No. 33-24129, and incorporated by this reference).

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

10(d)                    Promissory Note between Portland Loft Associates, L.P.
                         and Joseph Angel and Lynne Angel, dated December 18, 1996 (filed as Exhibit 10 (dd) to the Partnership's Form 10-K as of December 31, 1996 and incorporated herein by this reference).

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

10(hh) First Amendment to Forbearance Agreement between Historic Preservation Properties 1989, L.P. and East Bank Angel Joint Venture, dated June 21, 2000 (filed as
                         Exhibit 10 (hh) to the Partnership's Form 10-KSB as of December 31, 2000 and incorporated herein by this reference).

10(ii) Second Amendment to Forbearance Agreement between Historic Preservation Properties 1989, L.P. and East Bank Angel Joint Venture, dated September 27, 2000 (filed as Exhibit 10 (ii) to the Partnership's Form 10-KSB as of December 31, 2000 and incorporated herein by this reference).

10(jj) Third Amendment to Forbearance Agreement between Historic Preservation Properties 1989, L.P. and East Bank Angel Joint Venture, dated December 18, 2000 (filed as Exhibit 10 (jj) to the Partnership's Form 10-KSB as of December 31, 2000 and incorporated herein by this reference).

10(kk) Fourth Amendment to Forbearance Agreement between Historic Preservation Properties 1989, L.P. and East Bank Angel Joint Venture, dated March 20, 2001

10(ll) Fifth Amendment to Forbearance Agreement between Historic Preservation Properties 1989, L.P. and East Bank Angel Joint Venture, dated June 20, 2001

10(mm) Operating Agreement of Portland Lofts Apartment LLC, dated December 14, 2001.

10(nn) Documents relating to the Withdrawal of the Developer from Portland Lofts Associates, LP:

                         I. Sixth Forbearance Agreement and withdrawal agreement between Portland Lofts Associates Limited Partnership, Historic Preservation Properties 1989, Limited Partnership, East Bank Angel Joint Venture and Joseph W. Angel, dated December 31, 2001.

                         II. Assignment and Assumption Agreement between East Bank Angel Joint Venture (general partner interest) and Portland Lofts Apartments, LLC, dated December 31, 2001.

                         III. Assignment and Assumption Agreement between East Bank Angel Joint Venture (limited partner interest) and Portland Lofts Apartments, LLC, dated December 31, 2001.

                         IV. First Amendment to Amended and Restated Agreement of Limited Partnership dated December 31, 2001.


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