Form 10QSB
period 2002-03-31
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 2002-05-13
CIK 839614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended March 31, 2002
                            ------------------------------

                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from              to
                                     ------------    -------------

       Commission File Number 33-24129
                              -------------------------------------

           Historic Preservation Properties 1989 Limited Partnership
           ---------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)


          Delaware                                              04-3021042
-------------------------------                              ----------------
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

                                   FORM 10-QSB

                                 MARCH 31, 2002

                                TABLE OF CONTENTS



PART  I  -  FINANCIAL INFORMATION

         Financial Statements

              Consolidated Balance Sheet                                 3

              Consolidated Statements of Operations                      4

              Consolidated Statements of Partners' Equity (Deficit)      5

              Consolidated Statements of Cash Flows                      6

              Notes to Consolidated Financial Statements                 7-13

         Management's Discussion and Analysis of Financial
                  Condition or Plan of Operation                        14-16

PART II  -  Other Information                                           17

              Signatures                                                18

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                                   (UNAUDITED)


                                     ASSETS

INVESTMENT IN REAL ESTATE
     Land                                                           $  2,396,037
     Buildings and improvements                                       16,958,473
     Furniture and equipment                                             400,420
                                                                    ------------
                                                                      19,754,930
     Accumulated depreciation                                         (2,423,502)
                                                                    ------------
                                                                      17,331,428
                                                                    ------------

INVESTMENT IN INVESTEE ENTITY                                            475,055

CASH AND CASH EQUIVALENTS
     Real estate operating                                             1,272,059
     Partnership                                                         599,004
                                                                    ------------
                                                                       1,871,063
                                                                    ------------

CASH AND CASH EQUIVALENTS, SECURITY DEPOSITS                             145,829

OTHER ASSETS                                                             152,264
ESCROW DEPOSITS                                                          260,389
DEFERRED COSTS, less accumulated amortization of $90,568                 273,636
                                                                    ------------
                                                                    $ 20,509,664
                                                                    ============

                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
     Mortgage notes payable                                         $ 19,063,276
     Accounts payable and accrued expenses                               391,402
     Security deposits                                                   127,525
                                                                    ------------
              Total liabilities                                       19,582,203
                                                                    ------------

COMMITMENTS (Note 5)

PARTNERS' EQUITY
     Limited Partners' Equity - Units of  Investor Limited
         Partnership Interest, $1,000 stated value
         per Unit-Issued and outstanding 26,588 units                  1,149,522
     General Partner's Deficit                                          (222,061)
                                                                    ------------
              Total partners' equity                                     927,461
                                                                    ------------
                                                                    $ 20,509,664
                                                                    ============


        The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


                                                         2002                 2001
                                                      -----------           --------
REVENUE:
     Rental income                                    $ 1,045,038           $ 16,235
     Interest and other income                             22,875              5,769
                                                      -----------           --------
           Total revenue                                1,067,913             22,004
                                                      -----------           --------

EXPENSES:
     Operating and administrative                          83,169             71,358
     Property operating expenses:
           Payroll services                                87,620              1,314
           Utilities                                      104,329              2,047
           Real estate taxes                              101,784              1,953
           Other operating expenses                       199,087              2,623
       Depreciation and amortization                      200,190              2,858
                                                      -----------           --------
           Total expenses                                 776,179             82,153
                                                      -----------           --------

INCOME (LOSS) FROM OPERATIONS                             291,734            (60,149)

INTEREST EXPENSE                                          359,786              5,366

EQUITY IN INCOME (LOSS) OF INVESTEE ENTITIES                7,716             (4,087)
                                                      -----------           --------
NET LOSS                                              $   (60,336)          $(69,602)
                                                      ===========           ========
NET LOSS ALLOCATED TO GENERAL PARTNER                 $      (603)          $   (696)
                                                      ===========           ========
NET LOSS ALLOCATED TO LIMITED PARTNERS                $   (59,733)          $(68,906)
                                                      ===========           ========

NET LOSS PER UNIT OF
     INVESTOR LIMITED PARTNERSHIP
     INTEREST, BASED ON 26,588 UNITS
     ISSUED AND OUTSTANDING                           $     (2.25)          $  (2.59)
                                                      ===========           ========



        The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
              CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                  FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2001


                                           Units of
                                            Investor         Investor
                                            Limited           Limited              General
                                          Partnership        Partners'            Partner's
                                            Interest          Equity               Deficit                Total
                                          -----------        ---------            ---------            -----------
BALANCE, December 31, 2000                   26,588          $ 1,517,734           $(218,342)          $ 1,299,392

  Net loss                                       --             (308,479)             (3,116)             (311,595)
                                             ------          -----------           ---------           -----------

BALANCE, December 31, 2001                   26,588            1,209,255            (221,458)              987,797

  Net loss (unaudited)                           --              (59,733)               (603)              (60,336)
                                             ------          -----------           ---------           -----------

BALANCE, March 31, 2002 (unaudited)          26,588          $ 1,149,522           $(222,061)          $   927,461
                                             ======          ===========           =========           ===========


        The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


                                                                                  2002                  2001
                                                                               -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                  $   (60,336)          $   (69,602)
     Adjustment to reconcile net loss to
       net cash provided by operating activities:
            Depreciation and amortization                                          200,190                 2,858
         Equity in income in Investee Entities (over) under
            distributions received                                                  (7,716)              215,442
         Decrease (increase) in other assets                                        32,048                (2,207)
         Increase (decrease) in accounts payable and accrued expenses               27,915               (16,633)
         Increase in security deposits, net                                            515                    --
                                                                               -----------           -----------
             Net cash provided by operating activities                             192,616               129,858
                                                                               -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in escrow deposits, net                                              (88,480)                   --
     Cash provided by Investee Entities                                                 --               244,621
                                                                               -----------           -----------
             Net cash provided by (used in) investing activities                   (88,480)              244,621
                                                                               -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of mortgage principal                                                (60,713)                   --
                                                                               -----------           -----------
             Cash used by financing activities                                     (60,713)                   --
                                                                               -----------           -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           43,423               374,479

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   1,827,640               627,615
                                                                               -----------           -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $ 1,871,063           $ 1,002,094
                                                                               ===========           ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

         Cash paid for interest                                                $   360,188           $        --
                                                                               ===========           ===========



        The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


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

         Boston Historic Partners Limited Partnership (BHP), a Massachusetts limited partnership, is the general partner of the Partnership. BHP was formed in November 1986 for the purpose of organizing, syndicating and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships). As of March 31, 2002, BHP had established three such partnerships, including the Partnership.

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

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in HPP'89's Form 10-KSB for the year ended December 31, 2001.

         PRINCIPLES OF CONSOLIDATION

         As of March 30, 2001, and as further discussed in Note 3, the Partnership holds a 99% membership interest in The Cosmopolitan at Mears Park, LLC (TCAMP), a Delaware limited liability company. All operating and financial policy decisions of TCAMP are controlled by the Partnership.

         Through December 31, 2001, and as further discussed in Note 3, the Partnership held a 99% general partnership interest in Portland Lofts Associates, LP (Portland Lofts) a Delaware limited partnership. Through December 31, 2001, the Partnership accounted for its investment in Portland Lofts under the equity method of accounting. Effective at the close of business on December 31, 2001, all operating and financial policy decisions of Portland Lofts are controlled by the Partnership.

         The consolidated financial statements as of and for the three months ended March 31, 2002 include the accounts and transactions of the Partnership, TCAMP and Portland Lofts after the elimination of all intercompany accounts and transactions. The consolidated statements of operations and cash flows for the three months ended March 31, 2001 include the accounts and transactions of the Partnership and TCAMP after the elimination of all intercompany accounts and transactions. Members' equity of TCAMP has been classified as partners' equity in the accompanying consolidated financial statements. The Partnership and its consolidated entities are collectively referred to herein as HPP'89.

         Under the principles of consolidation, losses and other charges applicable to the minority interest which exceed the minority interest in equity capital of the minority interest are charged against the controlling interest since there is no obligation for the minority interest to make good such losses or other charges. Once the minority interest has been reduced to zero, future earnings of the minority interest are credited to the controlling interest to the extent of the losses or other charges applicable to the minority interest which have been charged against the controlling interest. At March 31, 2002, the minority interest in TCAMP has been reduced to zero and cumulative losses and other charges applicable to the minority interest which have been charged against HPP'89 total approximately $2,889.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2002
                                   (UNAUDITED)


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

         CASH, CASH EQUIVALENTS AND CONCENTRATION OF CREDIT RISK

         HPP'89 considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At March 31, 2002, cash equivalents totaled $1,635,330.

         At March 31, 2002, HPP'89 had $719,891 of cash and cash equivalents on deposit in a bank in excess of amounts insured by the Federal Deposit Insurance Corporation. Also at March 31, 2002, HPP'89 had $963,401 of Massachusetts's municipal money market funds which are not insured or guaranteed.

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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2002
                                   (UNAUDITED)


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INCOME TAXES

         No provision (benefit) for income taxes is reflected in the accompanying consolidated financial statements. Partners of HPP'89 are required to report on their tax returns their allocable share of income, gains, losses, deductions and credits determined on a tax basis.

         RECLASSIFICATIONS

         Certain amounts in the three months ended March 31, 2001, financial statements have been reclassified to conform to the three months ended March 31, 2002 presentation.

(3)      INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITIES

         During the three months ended March 31, 2001, the Partnership's allocable percentage of operating income and/or losses in the Investee Entities ranged from 50% to 99%. On March 30, 2001, the Partnership obtained unilateral control over the major operating and financial policies of TCAMP and obtained unilateral control over the major operating and financial policies of Portland Lofts at the close of business on December 31, 2001. The Investee Entity's (402 Julia) agreement in general, provides for a sharing of management duties and decisions among the Partnership and the local general partner. Significant Investee Entity decisions require the approval of both the Partnership and the local general partner. In addition, 402 Julia has entered into various agreements with its local general partner (or its affiliates), to provide development, management and other services, for which the local general partner (or its affiliates), are paid fees by 402 Julia.

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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2002
                                   (UNAUDITED)


(3)      INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITIES (CONTINUED)

         The Partnership recorded a net loss of $62,952, (adjusted for consolidation) for the period January 1, 2001 through March 29, 2001 from the TCAMP investment under the equity method of accounting. The Partnership received cash distributions of $172,500 from TCAMP for the three months ended March 31, 2001.

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

         Through December 31, 2001, the Partnership owned a 99% general partnership interest in Portland Lofts and accounted for its investment using the equity method of accounting since management duties and decisions were shared among, and required the approval of, the Partnership and the local general partner.

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

         For the three months ended March 31, 2001, the Partnership was allocated net income of $51,850 from Portland Lofts under the equity method of accounting. For each of the three months ended March 31, 2002 and 2001, the Partnership received distributions from Portland Lofts of $39,000.

         402 JULIA STREET ASSOCIATES LIMITED PARTNERSHIP (402 Julia) is a Delaware limited partnership formed on July 25, 1989 to acquire, construct, rehabilitate, operate and manage a building containing 24 residential units and approximately 3,500 net rentable square feet of commercial space located at 402 Julia Street, New Orleans, Louisiana.

         On September 16, 1993, HPP'89 sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. HPP'89's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale require annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. At March 31, 2002, the remaining uncollected payments total $57,000, which are secured by the interest sold to the developer general partner, and are included in other assets.

         HPP'89 recorded net income from the 402 Julia Investment of $8,529 and $7,828, respectively, under the equity method of accounting as well as amortization of $813 for the three months ended March 31, 2002 and 2001.

         HPP'89's investment in its Investee Entity (402 Julia) at March 31, 2002 is summarized as follows:


             Investment and advances made in cash                $ 775,000
             Evaluation and acquisition costs                       88,959
             Interest capitalization and other costs                39,615
             Net equity in loss of Investee Entity                (147,062)
             Amortization of certain costs                         (39,837)
             Sale of one third interest of Investee Entity        (241,620)
                                                                 ---------
                                                                 $ 475,055
                                                                 =========

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2002
                                   (UNAUDITED)


(3)      INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITIES (CONTINUED)

         The summary balance sheet and summary statement of operations of the remaining Investee Entity (402 Julia) as of March 31, 2002 and summary combined statement of operations for the three months ended March 31, 2001 are as follows. TCAMP's and Portland Loft's balance sheets have been consolidated with the Partnership at March 31, 2002 and the combined statement of operations for the three months ended March 31, 2001 include 402 Julia, Portland Lofts, and the activity of TCAMP for the period of January 1, 2001 through March 29, 2001.

                                  BALANCE SHEET
                                     ASSETS

Land                                                                        $  132,800
Buildings and  improvements (net of accumulated depreciation of $484,092)    1,097,479
Cash and cash equivalents                                                      259,979
   Other assets, less accumulated amortization of $15,740                       89,138
                                                                            ----------
           Total assets                                                     $1,579,396
                                                                            ==========

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities
   Mortgage note payable                                                    $1,053,582
   Other liabilities                                                            49,139
                                                                            ----------
           Total liabilities                                                 1,102,721
                                                                            ----------

Partners' equity:
   HPP'89                                                                      412,918
   Other partners                                                               63,757
                                                                            ----------
           Total partners' equity                                              476,675
                                                                            ----------
              Total liabilities and partners' equity                        $1,579,396
                                                                            ==========


                         SUMMARY STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND
                        COMBINED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                  2002              2001
                                                -------          ----------
Revenue:
      Rental revenue                            $65,934          $1,121,695
      Interest and other income                   2,176              49,873
                                                -------          ----------
          Total revenue                          68,110           1,171,568
                                                -------          ----------
Expenses:
      Operating expenses                         26,455             460,529
      Depreciation and amortization              10,958             218,432
      Interest expense                           17,641             428,237
                                                -------          ----------
          Total expenses                         55,054           1,107,198
                                                -------          ----------

Net income from operations                      $13,056          $   64,370
                                                =======          ==========
Net income allocated to HPP'89                  $ 8,529          $   59,685
                                                =======          ==========
Net income allocated to other partners          $ 4,527          $    4,685
                                                =======          ==========

As explained elsewhere in these notes to the consolidated financial statements, the Partnership obtained controlling interests in TCAMP and Portland Lofts during the year ended December 31, 2001.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2002
                                   (UNAUDITED)


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

         As of March 31, 2002, annual maturities of the mortgage notes for the next five years are as follows:

                        Year Ending December 31,          Amount
                       ------------------------         ----------

                                  2002                  $  175,753
                                  2003                     255,887
                                  2004                     274,136
                                  2005                     299,519
                                  2006                   4,915,863

 (5)     RELATED PARTY TRANSACTION AND COMMITMENTS

         TCAMP entered into a management agreement with Claremont Management Corporation (CMC) to manage the property. The sole shareholder of CMC is related to the other member of TCAMP. The agreement expires on September 30, 2002 and automatically renews thereafter on an annual basis, unless terminated earlier as provided for in the agreement. The management agreement required the payment of a management fee through March 29, 2001 of 4% of gross receipts, as defined in the agreement, plus the reimbursement of all CMC's costs of providing these services. As of March 30, 2001, the management agreement was amended to adjust the rate to 3% of gross receipts. Management fees under the management agreement totaled $21,642 and $30,333, respectively, for the three months ended March 31, 2002 and 2001. Expense reimbursements to CMC for the three months ended March 31, 2002 and 2001 totaled $110,495 and $63,253, respectively.

         Portland Lofts has a month-to-month management agreement with an unrelated party to manage the property for a fee equal to 3% of gross receipts as defined in the agreement. The unrelated party also received leasing commissions equal to 5% of amounts due under commercial leases.

         Effective July 1, 1998, the Partnership engaged Gunn Financial, Incorporated (GFI), an unaffiliated Massachusetts corporation, to provide accounting, asset management and investor services. GFI provides such services for an annual management fee plus reimbursement of all its costs of providing these services. The agreement expires on the earlier of June 30, 2006 or liquidation of the Partnership, as defined. Through June 30, 2000, the annual fee was $63,000 and effective July 1, 2000, the annual fee was reduced to $54,000. For the three months ended March 31, 2002 and 2001, GFI was reimbursed $40,950 and $50,555 respectively, for operating costs.

         Effective April 1, 2001, HPP'89 has committed to pay the principal of GFI $5,000 per month for direct mortgage services and operational management provided by him for TCAMP. The agreement continues in effect until such services are no longer rendered. For the three months ended March 31, 2002, the principal of GFI was paid $15,000 for these services.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2002
                                   (UNAUDITED)


(6)      MINIMUM FUTURE RENTALS UNDER OPERATING LEASES

         Portland Lofts rents space to commercial tenants under operating leases of varying terms expiring through 2005. As of March 31, 2002, Portland Lofts had entered into twelve commercial leases covering 77% (unaudited) of the building's net rentable commercial space, four commercial tenants under month-to-month leases and had two vacant spaces. The Partnership's largest commercial tenant occupies 23% of the commercial space at March 31, 2002, representing only 5.8% of the total square feet of the property.

         At March 31, 2002, minimum future rentals, excluding reimbursement of real estate taxes and certain operating expenses, to be received under noncancellable commercial leases for each of the next five years are as follows:

                Year Ending December 31,          Amount
                ------------------------         --------

                          2002                   $189,029
                          2003                    200,715
                          2004                    106,166
                          2005                     13,907
                          2006                      2,182

         The above amounts do not include additional rentals that will become due as a result of escalation provisions in the commercial leases.

         In most cases, management expects that in the normal course of business, commercial leases will be renewed or replaced by other leases and month-to-month arrangements will be continued or replaced by other leases.

(7)      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash and cash equivalents, cash and cash equivalents security deposits, other assets, escrow deposits, accounts payable and accrued expenses, and security deposits at March 31, 2002 approximate their fair values due to their short maturities. The fair value of the mortgage notes payable at March 31, 2002 approximate their carrying amount based on the interest rates available for similar financing arrangements. All financial instruments were held for non-trading purposes.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION OR PLAN OF OPERATION
                                 MARCH 31, 2002


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

As of March 31, 2002, the Partnership had $599,004 of total cash and cash equivalents. The Partnership's cash is used primarily to fund general and administrative expenses of managing the public fund. The Partnership's only source of short-term liquidity is from distributions received from TCAMP and Portland Lofts. The Partnership has sufficient cash to meet its short-term operating needs.

The short-term liquidity of 402 Julia, TCAMP and Portland Lofts depends on their ability to generate sufficient rental income to fund operating expenses and debt service requirements. TCAMP, Portland Lofts and 402 Julia have stabilized operations and TCAMP and Portland Lofts are expected to generate cash flow. The Partnership received distributions from Portland Lofts of $39,000 for each of the three months ended March 31, 2002 and 2001. The Partnership received distributions from TCAMP of $172,500 for the three months ended March 31, 2001.

Cash flow generated from the Partnership's investment properties and the Partnership's share of the proceeds from the sale of such properties is expected to be the source of future long-term liquidity.

RESULTS OF OPERATIONS. The Partnership accounts for its investment in 402 Julia using the equity method of accounting. As of March 30, 2001, and as discussed further in Note 3, TCAMP's accounts and transactions are consolidated with the accounts and transactions of the Partnership. For the period of January 1, 2001 through March 29, 2001, the Partnership accounted for its investment in TCAMP under the equity method of accounting. Through December 31, 2001, and as discussed further in Note 3, the Partnership accounted for its investment in Portland Lofts using the equity method of accounting. Effective the close of business December 31, 2001, Portland Lofts' accounts are consolidated with the accounts of the Partnership. The consolidated financial statements as of and for the three months ended March 31, 2002 include the accounts and transactions of the Partnership, TCAMP and Portland Lofts after the elimination of all inter-company accounts and transactions. The consolidated statements of operations and cash flows for the three months ended March 31, 2001 include the accounts and transactions of the Partnership and TCAMP after the elimination of all inter-company accounts and transactions.

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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION OR PLAN OF OPERATION (CONTINUED)
                                 MARCH 31, 2002


The Partnership's allocable share of operating income and/or losses in 402 Julia is 65.33%. For the three months ended March 31, 2002, 402 Julia recorded an economic occupancy of 97% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 97%. For the three months ended March 31, 2001, 402 Julia recorded an economic occupancy of 96% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 97%. 402 Julia has benefited from a relatively strong New Orleans market and continues to record stable operations. For the three months ended March 31, 2002 and 2001, 402 Julia recorded net income of approximately $13,000 and $14,000, respectively which included depreciation and amortization of approximately $11,000 for each of the those quarters.

For the period of January 1, 2001 through March 29, 2001, the Partnership's allocable share of operating income and/or losses in TCAMP was 50%. Effective March 30, 2001, TCAMP's operating activity is consolidated with that of the Partnership. TCAMP operates in the competitive lowertown district of St. Paul, Minnesota. TCAMP has achieved stable occupancy and had an economic occupancy of 91% and 95%, respectively for the three months ended March 31, 2002 and 2001. TCAMP recorded a net loss of approximately $18,000, which included depreciation and amortization expense of approximately $142,000, for the three months ended March 31, 2002. For the three months ended March 31, 2001 TCAMP recorded net income of approximately $6,000 which included depreciation and amortization expense of approximately $140,000. This decrease in net income is primarily a result of a decrease in rental revenue, due to a decrease in occupancy for the three months ended March 31, 2002 compared to the same period in 2001.

For the three months ended March 31, 2002, Portland Lofts recorded an economic occupancy of 87% for its residential units and an economic occupancy of 91% for its commercial space for a combined economic occupancy of 88%. For the three months ended March 31, 2001, Portland Lofts recorded an economic occupancy of 94% for its residential units and an economic occupancy of 92% for its commercial space for a combined economic occupancy of 93%. For the three months ended March 31, 2002, Portland Lofts recorded net income of approximately $31,000 which included depreciation and amortization of approximately $58,000. For the three months ended March 31, 2001, Portland Lofts recorded net income of approximately $52,000, which included depreciation and amortization expense of approximately $71,000. This decrease is due to decreases in rental and parking revenue, as a result of a decrease in occupancy, and an increase in local taxes, offset by decreases in interest and depreciation expenses.

The Partnership recorded a net loss, of approximately $60,000 for the three months ended March 31, 2002 compared to a net loss of approximately $70,000 for the three months ended March 31, 2001. This decrease was primarily caused by the following factors:

     A. Rental income for the three months ended March 31, 2002 increased as compared to the three months ended March 31, 2001 as a result of the Partnership obtaining unilateral control over TCAMP and Portland Lofts during the year ended December 31, 2001. The consolidated statement of operations for the three months ended March 31, 2002 include the revenue of TCAMP and Portland Lofts for the period of January 1, 2002 through March 31, 2002 compared to the consolidated statement of operations for the three months ended March 31, 2001 which include only the revenue of TCAMP for the period of March 30, 2001 through March 31, 2001.

     B. Interest and other income increased for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 primarily as a result of the Partnership obtaining unilateral control over TCAMP and Portland Lofts during the year ended December 31, 2001. The consolidated statement of operations for the three months ended March 31, 2002 include the revenue of the Partnership, TCAMP and Portland Lofts for the period of January 1, 2002 through March 31, 2002 compared to the consolidated statement of operations for the three months ended March 31, 2001 which includes the revenue of the Partnership for the period of January 1, 2001 through March 31, 2001 and TCAMP for the period of March 30, 2001 through March 31, 2001.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION OR PLAN OF OPERATION (CONTINUED)
                                 MARCH 31, 2002

     C. Operating and administrative expenses increased slightly for the three months ended March 31, 2002 as compared the three month ended March 31, 2001, primarily as a result of increases in legal and professional fees.

     D. Property operating expenses, depreciation, and interest expense for the three months ended March 31, 2002 increased as compared to the three months ended March 31, 2001 as a result of the Partnership obtaining unilateral control over TCAMP and Portland Lofts during the year ended December 31, 2001. The consolidated statement of operations for the three months ended March 31, 2002 include the activity of TCAMP and Portland Lofts for the period of January 1, 2002 through March 31, 2002 compared to the consolidated statement of operations for the three months ended March 31, 2001 which includes only the activity of TCAMP for the period of March 30, 2001 through March 31, 2001.

     E. Equity in income of Investee Entities increased for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 as a result of the Partnership obtaining unilateral control over TCAMP and Portland Lofts during the year ended December 31, 2001. Equity in income of Investee Entities for the three months ended March 31, 2002 includes only the Partnership's allocable share of operating income from 402 Julia. Equity in income of Investee Entities for the three months ended March 31, 2001 includes the Partnership's allocable share of operating income from 402 Julia and Portland Lofts for the period of January 1, 2001 through March 31, 2001 and the allocable share of operating income from TCAMP for the period of January 1, 2001 through March 29, 2001.

                      INFLATION AND OTHER ECONOMIC FACTORS

Recent economic trends have kept inflation relatively low, although the Partnership cannot make any predictions as to whether recent trends will continue. The assets of the Partnership, are highly leveraged in view of the fact that each property is subject to a long-term first mortgage loan. Operating expenses and rental revenue of each property are subject to inflationary factors. Low rates of inflation could result in slower rental rate increases, and to the extent that these factors are outpaced by increases in property operating expenses (which could arise as a result of general economic circumstances such as an increase in the cost of energy or insurance rates, or from local economic circumstances), the operations of the Partnership and its properties could be adversely affected. Actual deflation in prices generally would, in effect, increase the economic burden of the mortgage debt service with a corresponding adverse effect.

High rates of inflation, on the other hand, raise the operating expenses for projects, and to the extent they cannot be passed on to tenants through higher rents, such increases could also adversely affect Partnership and operations of the properties. Although, to the extent rent increases are commensurable, the burden imposed by the mortgage leverage is reduced with a favorable effect. Low levels of new construction of similar projects and high levels of interest rates may foster demand for existing properties through increasing rental income and appreciation in value.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           PART II - OTHER INFORMATION
                                 MARCH 31, 2002


Item 1.   Legal Proceedings

          The Partnership is not a party to, to the best knowledge of the General Partner, any material pending legal proceedings.

          To the best knowledge of the General Partner, Portland Lofts Associates L.P., 402 Julia Street Associates L.P. nor The Cosmopolitan at Mears Park, LCC are not currently subject to any material pending legal proceedings.

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


                               HISTORIC PRESERVATION PROPERTIES 1989
                                        LIMITED PARTNERSHIP


                               By:  Boston Historic Partners Limited
                                    Partnership, General Partner


                                    By:  Portfolio Advisory Services,
                                         Inc., General Partner

Date:  May 13, 2002                         By: /s/ Terrence P. Sullivan
       ------------                             ------------------------
                                                Terrence P. Sullivan,
                                                President

                                    and


Date:  May 13, 2002                         By: /s/ Terrence P. Sullivan
       ------------                             ------------------------
                                                Terrence P. Sullivan,
                                                General Partner