Form 10QSB
period 2002-06-30
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 2002-08-12
CIK 839614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended JUNE 30, 2002
                             -------------
                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    -------------

Commission File Number 33-24129
                       --------

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
           ---------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

         DELAWARE                                                04-3021042
-------------------------------                              ----------------
(State or Other Jurisdiction                                 (I.R.S. Employer
    of Incorporation or                                      Identification No.)
      Organization)

        45 BROAD STREET, 3RD FLOOR, BOSTON, MASSACHUSETTS          02109
        ------------------------------------------------------------------
            (Address of Principal Executive Offices)             (Zip Code)

Issuer's Telephone Number, Including Area Code (617) 338-6900
                                               --------------

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                                   FORM 10-QSB

                                  JUNE 30, 2002
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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002
                                   (UNAUDITED)



                                     ASSETS


INVESTMENT IN REAL ESTATE
     Land                                                                     $  2,396,037
     Buildings and improvements                                                 17,251,123
     Furniture and equipment                                                       400,420
                                                                              ------------
                                                                                20,047,580
     Accumulated depreciation                                                   (2,614,547)
                                                                              ------------
                                                                                17,433,033
                                                                              ------------

INVESTMENT IN INVESTEE ENTITY                                                      482,618

CASH AND CASH EQUIVALENTS
     Real estate operating                                                       1,263,487
     Partnership                                                                   537,433
                                                                              ------------
                                                                                 1,800,920
                                                                              ------------

CASH AND CASH EQUIVALENTS, SECURITY DEPOSITS                                       145,191

OTHER ASSETS                                                                       171,348
ESCROW DEPOSITS                                                                    171,765
DEFERRED COSTS, less accumulated amortization of $96,074                           259,294
                                                                              ------------

                                                                              $ 20,464,169
                                                                              ============

                           LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
     Mortgage notes payable                                                   $ 19,006,740
     Accounts payable and accrued expenses                                         459,614
     Security deposits                                                             124,940
                                                                              ------------

              Total liabilities                                                 19,591,294
                                                                              ------------

COMMITMENTS (Note 5)

PARTNERS' EQUITY
     Limited Partners' Equity - Units of  Investor Limited
         Partnership Interest, $1,000 stated value
         per Unit-Issued and outstanding 26,588 units                            1,095,482
     General Partner's Deficit                                                    (222,607)
                                                                              ------------

              Total partners' equity                                               872,875
                                                                              ------------

                                                                              $ 20,464,169
                                                                              ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE THREE MONTHS AND
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)



                                                                     Three Months                             Six Months
                                                                     Ended June 30,                          Ended June 30,
                                                               2002                 2001               2002                2001
                                                            -----------         -----------         -----------         -----------
REVENUE:
     Rental income                                          $ 1,053,948         $   739,125         $ 2,098,986         $   755,360
       Interest and other income                                 25,376              23,578              48,251              29,347
                                                            -----------         -----------         -----------         -----------
           Total revenue                                      1,079,324             762,703           2,147,237             784,707
                                                            -----------         -----------         -----------         -----------

EXPENSES:
     Operating and administrative                                89,576              91,629             172,745             162,987
       Property operating expenses:
           Payroll services                                     107,549              66,506             195,169              67,820
           Utilities                                             89,434              71,786             193,763              73,833
           Real estate taxes                                     66,748              91,690             168,532              93,643
           Other operating expenses                             221,483             114,244             420,570             116,867
       Depreciation and amortization                            205,387             135,617             405,577             138,475
                                                            -----------         -----------         -----------         -----------
          Total expenses                                        780,177             571,472           1,556,356             653,625
                                                            -----------         -----------         -----------         -----------

INCOME FROM OPERATIONS                                          299,147             191,231             590,881             131,082

INTEREST EXPENSE                                                361,296             247,358             721,082             252,724

EQUITY IN INCOME  OF
     INVESTEE ENTITIES                                            7,563              43,721              15,279              39,634
                                                            -----------         -----------         -----------         -----------

NET LOSS                                                    $   (54,586)        $   (12,406)        $  (114,922)        $   (82,008)
                                                            ===========         ===========         ===========         ===========

NET LOSS ALLOCATED
     TO GENERAL PARTNER                                     $      (546)        $      (124)        $    (1,149)        $      (820)
                                                            ===========         ===========         ===========         ===========

NET LOSS ALLOCATED
     TO LIMITED PARTNERS                                    $   (54,040)        $   (12,282)        $  (113,773)        $   (81,188)
                                                            ===========         ===========         ===========         ===========

NET LOSS PER UNIT OF
     INVESTOR LIMITED PARTNERSHIP
     INTEREST, BASED ON 26,588 UNITS
     ISSUED AND OUTSTANDING                                 $     (2.03)        $      (.46)        $     (4.28)        $     (3.05)
                                                            ===========         ===========         ===========         ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                   FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2001


                                                              Units of
                                                              Investor           Investor
                                                              Limited            Limited              General
                                                             Partnership         Partners'           Partner's
                                                              Interest            Equity              Deficit              Total
                                                             -----------        -----------         -----------         -----------


BALANCE, December 31, 2000                                        26,588        $ 1,517,734         $  (218,342)        $ 1,299,392


  Net loss                                                          --             (308,479)             (3,116)           (311,595)
                                                             -----------        -----------         -----------         -----------

BALANCE, December 31, 2001                                        26,588          1,209,255            (221,458)            987,797


  Net loss (unaudited)                                              --             (113,773)             (1,149)           (114,922)
                                                             -----------        -----------         -----------         -----------

BALANCE, June 30, 2002 (unaudited)                                26,588        $ 1,095,482         $  (222,607)        $   872,875
                                                             ===========        ===========         ===========         ===========














              The accompanying notes are an integral part of these
                       consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


                                                                                                      2002                  2001
                                                                                                  -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                                     $  (114,922)          $   (82,008)
     Adjustment to reconcile net loss to
       net cash provided by operating activities:
            Depreciation and amortization                                                             405,577               138,475
         Equity in income in Investee Entities (over) under
            distributions received                                                                    (15,279)              210,865
         Decrease in other assets                                                                      12,964               269,925
         Increase (decrease) in accounts payable and accrued expenses                                  96,127               (27,228)
         Increase in security deposits, net                                                            (1,432)               (5,418)
                                                                                                  -----------           -----------
             Net cash provided by operating activities                                                383,035               504,611
                                                                                                  -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital Expenditures - building improvements                                                    (292,650)                 --
     Decrease in escrow deposits, net                                                                     144               102,988
     Payment of deferred costs                                                                           --                  (4,823)
     Cash provided by Investee Entities                                                                  --                 244,621
                                                                                                  -----------           -----------
             Net cash provided by (used in) investing activities                                     (292,506)              342,786
                                                                                                  -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of mortgage principal                                                                  (117,249)              (20,323)
                                                                                                  -----------           -----------
             Cash used by financing activities                                                       (117,249)              (20,323)
                                                                                                  -----------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  (26,720)              827,074

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                      1,827,640               627,615
                                                                                                  -----------           -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                          $ 1,800,920           $ 1,454,689
                                                                                                  ===========           ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

         Cash paid for interest                                                                   $   724,553           $   171,234
                                                                                                  ===========           ===========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


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

         Boston Historic Partners Limited Partnership (BHP), a Massachusetts limited partnership, is the general partner of the Partnership. BHP was formed in November 1986 for the purpose of organizing, syndicating and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships). As of June 30, 2002, BHP had established three such partnerships, including the Partnership.

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

         The consolidated financial statements as of and for the three months and for the six months ended June 30, 2002 include the accounts and transactions of the Partnership, TCAMP and Portland Lofts after the elimination of all intercompany accounts and transactions. The consolidated statements of operations and cash flows for the three months and for the six months ended June 30, 2001 include the accounts and transactions of the Partnership and TCAMP after the elimination of all intercompany accounts and transactions. Members' equity of TCAMP has been classified as partners' equity in the accompanying consolidated financial statements. The Partnership and its consolidated entities are collectively referred to herein as HPP'89.

         Under the principles of consolidation, losses and other charges applicable to the minority interest which exceed the minority interest in equity capital of the minority interest are charged against the controlling interest since there is no obligation for the minority interest to make good such losses or other charges. Once the minority interest has been reduced to zero, future earnings of the minority interest are credited to the controlling interest to the extent of the losses or other charges applicable to the minority interest which have been charged against the controlling interest. At June 30, 2002, the minority interest in TCAMP has been reduced to zero and cumulative losses and other charges applicable to the minority interest which have been charged against HPP'89 total approximately $2,835.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)


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

         CASH, CASH EQUIVALENTS AND CONCENTRATION OF CREDIT RISK

         HPP'89 considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At June 30, 2002, cash equivalents totaled $1,564,295.

         At June 30, 2002, HPP'89 had $758,260 of cash and cash equivalents on deposit in a bank in excess of amounts insured by the Federal Deposit Insurance Corporation. Also at June 30, 2002, HPP'89 had $891,220 of Massachusetts's municipal money market funds which are not insured or guaranteed.

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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INCOME TAXES

         No provision (benefit) for income taxes is reflected in the accompanying consolidated financial statements. Partners of HPP'89 are required to report on their tax returns their allocable share of income, gains, losses, deductions and credits determined on a tax basis.

         RECLASSIFICATIONS

         Certain amounts in the three and six months ended June 30, 2001, financial statements have been reclassified to conform to the 2002 presentation.

(3)      INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITIES

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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)


(3)      INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITIES (CONTINUED)

         The Partnership recorded a net loss of $62,952, (adjusted for consolidation) for the period January 1, 2001 through March 29, 2001 from the TCAMP investment under the equity method of accounting. The Partnership received cash distributions of $172,500 from TCAMP for the six months ended June 30, 2001.

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

         For the six months ended June 30, 2001, the Partnership was allocated net income of $90,410 from Portland Lofts under the equity method of accounting. For each of the six months ended June 30, 2002 and 2001, the Partnership received distributions from Portland Lofts of $78,000.

         402 JULIA STREET ASSOCIATES LIMITED PARTNERSHIP (402 Julia) is a Delaware limited partnership formed on July 25, 1989 to acquire, construct, rehabilitate, operate and manage a building containing 24 residential units and approximately 3,500 net rentable square feet of commercial space located at 402 Julia Street, New Orleans, Louisiana.

         On September 16, 1993, HPP'89 sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. HPP'89's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale require annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. At June 30, 2002, the remaining uncollected payments total $57,000, which are secured by the interest sold to the developer general partner, and are included in other assets.

         HPP'89 recorded net income from the 402 Julia Investment of $16,905 and $13,801, respectively, under the equity method of accounting as well as amortization of $1,626 for the six months ended June 30, 2002 and 2001.

         HPP'89's investment in its Investee Entity (402 Julia) at June 30, 2002 is summarized as follows:

              Investment and advances made in cash              $ 775,000
              Evaluation and acquisition costs                     88,959
              Interest capitalization and other costs              39,615
              Net equity in loss of Investee Entity              (138,686)
              Amortization of certain costs                       (40,650)
              Sale of one third interest of Investee Entity      (241,620)
                                                                ---------
                                                                $ 482,618
                                                                =========

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)


(3)      INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITIES (CONTINUED)

         The summary balance sheet and summary statement of operations of the remaining Investee Entity (402 Julia) as of June 30, 2002 and summary combined statement of operations for the six months ended June 30, 2001 are as follows. TCAMP's and Portland Loft's balance sheets have been consolidated with the Partnership at June 30, 2002 and the combined statement of operations for the six months ended June 30, 2001 include 402 Julia, Portland Lofts, and the activity of TCAMP for the period of January 1, 2001 through March 29, 2001.

                                  BALANCE SHEET

                                     ASSETS

                   Land                                                             $  132,800
                   Buildings and improvements (net of accumulated depreciation of
                      $493,977)                                                      1,087,594

                   Cash and cash equivalents                                           266,149
                   Other assets, less accumulated amortization of $16,813               94,263
                                                                                    ----------
                                    Total assets                                    $1,580,806
                                                                                    ==========

                               LIABILITIES AND PARTNERS' EQUITY

                Liabilities
                   Mortgage note payable                                            $1,049,910
                   Other liabilities                                                    46,026
                                                                                    ----------
                          Total liabilities                                          1,095,936
                                                                                    ----------

                Partners' equity:
                   HPP'89                                                              421,294
                   Other partners                                                       63,576
                                                                                    ----------
                               Total partners' equity                                  484,870
                                                                                    ----------
                                         Total liabilities and partners' equity     $1,580,806
                                                                                    ==========


                         SUMMARY STATEMENT OF OPERATIONS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND
                        COMBINED STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001


                                                                2002            2001
                                                             ----------      ----------
                Revenue:
                        Rental revenue                       $  134,378      $1,562,750
                        Interest and other income                 7,929          39,471
                                                             ----------      ----------
                          Total revenue                         142,307       1,602,221
                                                             ----------      ----------
                Expenses:
                      Operating expenses                         59,293         617,752
                      Depreciation and amortization              21,916         300,683
                      Interest expense                           35,222         565,513
                                                             ----------      ----------
                          Total expenses                        116,431       1,483,948
                                                             ----------      ----------

                Net income from operations                   $   25,876      $  118,273
                                                             ==========      ==========
                 Net income allocated to HPP'89              $   16,905      $  107,123
                                                             ==========      ==========
                 Net income allocated to other partners      $    8,971      $   11,150
                                                             ==========      ==========

         As explained elsewhere in these notes to the consolidated financial statements, the Partnership obtained controlling interests in TCAMP and Portland Lofts during the year ended December 31, 2001.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)


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

         As of June 30, 2002, annual maturities of the mortgage notes for the next five years are as follows:

                     YEAR ENDING DECEMBER 31,           AMOUNT
                     ------------------------           ------
                                2002                $   119,217
                                2003                    255,887
                                2004                    274,136
                                2005                    299,519
                                2006                  4,915,863

 (5)     RELATED PARTY TRANSACTION AND COMMITMENTS

         TCAMP entered into a management agreement with Claremont Management Corporation (CMC) to manage the property. The sole shareholder of CMC is related to the other member of TCAMP. The agreement expires on September 30, 2002 and automatically renews thereafter on an annual basis, unless terminated earlier as provided for in the agreement. The management agreement required the payment of a management fee through March 29, 2001 of 4% of gross receipts, as defined in the agreement, plus the reimbursement of all CMC's costs of providing these services. As of March 30, 2001, the management agreement was amended to adjust the rate to 3% of gross receipts. Management fees under the management agreement totaled $43,651 and $52,836, respectively, for the six months ended June 30, 2002 and 2001. Expense reimbursements to CMC for the six months ended June 30, 2002 and 2001 totaled $166,889 and $129,109, respectively.

         Portland Lofts has a month-to-month management agreement with an unrelated party to manage the property for a fee equal to 3% of gross receipts as defined in the agreement. The unrelated party also received leasing commissions equal to 5% of amounts due under commercial leases.

         Effective July 1, 1998, the Partnership engaged Gunn Financial, Incorporated (GFI), an unaffiliated Massachusetts corporation, to provide accounting, asset management and investor services. GFI provides such services for an annual management fee plus reimbursement of all its costs of providing these services. The agreement expires on the earlier of June 30, 2006 or liquidation of the Partnership, as defined. Through June 30, 2000, the annual fee was $63,000 and effective July 1, 2000, the annual fee was reduced to $54,000. For the six months ended June 30, 2002 and 2001, GFI was reimbursed $84,830 and $107,260 respectively, for operating costs.

         Effective April 1, 2001, HPP'89 has committed to pay the principal of GFI $5,000 per month for direct mortgage services and operational management provided by him for TCAMP. The agreement continues in effect until such services are no longer rendered. For the six months ended June 30, 2002 and 2001, the principal of GFI was paid $30,000 and $15,000, respectively, for these services.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002
                                   (UNAUDITED)


(6)      MINIMUM FUTURE RENTALS UNDER OPERATING LEASES

         Portland Lofts rents space to commercial tenants under operating leases of varying terms expiring through 2005. As of June 30, 2002, Portland Lofts had entered into ten commercial leases covering 68% of the building's net rentable commercial space, six commercial tenants under month-to-month leases and had two vacant spaces. The Partnership's largest commercial tenant occupies 23% of the commercial space at June 30, 2002, representing only 5.8% of the total square feet of the property.

         At June 30, 2002, minimum future rentals, excluding reimbursement of real estate taxes and certain operating expenses, to be received under noncancellable commercial leases for each of the next five years are as follows:


                      Year Ending December 31,                Amount
                      ------------------------                ------

                                2002                         $ 120,454
                                2003                           203,339
                                2004                           108,789
                                2005                            14,469
                                2006                             2,231


         The above amounts do not include additional rentals that will become due as a result of escalation provisions in the commercial leases.

         In most cases, management expects that in the normal course of business, commercial leases will be renewed or replaced by other leases and month-to-month arrangements will be continued or replaced by other leases.

(7)      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash and cash equivalents, cash and cash equivalents security deposits, other assets, escrow deposits, accounts payable and accrued expenses, and security deposits at June 30, 2002 approximate their fair values due to their short maturities. The fair value of the mortgage notes payable at June 30, 2002 approximate their carrying amount based on the interest rates available for similar financing arrangements. All financial instruments were held for non-trading purposes.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION OR PLAN OF OPERATION
                                  JUNE 30, 2002


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

As of June 30, 2002, the Partnership had $537,433 of total cash and cash equivalents. The Partnership's cash is used primarily to fund general and administrative expenses of managing the public fund. The Partnership's only source of short-term liquidity is from distributions received from TCAMP and Portland Lofts. The Partnership has sufficient cash to meet its short-term operating needs.

The short-term liquidity of 402 Julia, TCAMP and Portland Lofts depends on their ability to generate sufficient rental income to fund operating expenses and debt service requirements. TCAMP, Portland Lofts and 402 Julia have stabilized operations and TCAMP and Portland Lofts are expected to generate cash flow. The Partnership received distributions from Portland Lofts of $78,000 for each of the six months ended June 30, 2002 and 2001. The Partnership received distributions from TCAMP of $172,500 for the six months ended June 30, 2001.

Cash flow generated from the Partnership's investment properties and the Partnership's share of the proceeds from the sale of such properties is expected to be the source of future long-term liquidity.

RESULTS OF OPERATIONS. The Partnership accounts for its investment in 402 Julia using the equity method of accounting. As of March 30, 2001, and as discussed further in Note 3, TCAMP's accounts and transactions are consolidated with the accounts and transactions of the Partnership. For the period January 1, 2001 through March 29, 2001, the Partnership accounted for its investment in TCAMP under the equity method of accounting. Through December 31, 2001, and as discussed further in Note 3, the Partnership accounted for its investment in Portland Lofts using the equity method of accounting. Effective the close of business December 31, 2001, Portland Lofts' accounts are consolidated with the accounts of the Partnership. The consolidated financial statements as of and for the six months ended June 30, 2002 include the accounts and transactions of the Partnership, TCAMP and Portland Lofts after the elimination of all inter-company accounts and transactions. The consolidated statements of operations and cash flows for the six months ended June 30, 2001 include the accounts and transactions of the Partnership and TCAMP after the elimination of all inter-company accounts and transactions.

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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION OR PLAN OF OPERATION (CONTINUED)
                                  JUNE 30, 2002


The Partnership's allocable share of operating income and/or losses in 402 Julia is 65.33%. For the six months ended June 30, 2002, 402 Julia recorded an economic occupancy of 99% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 99%. For the six months ended June 30, 2001, 402 Julia recorded an economic occupancy of 94% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 95%. 402 Julia has benefited from a relatively strong New Orleans market and continues to record stable operations. For the six months ended June 30, 2002 and 2001, 402 Julia recorded net income of approximately $26,000 and $21,000, respectively which included depreciation and amortization of approximately $22,000 for each of the six months ended June 30, 2002 and 2001.

For the period of January 1, 2001 through March 29, 2001, the Partnership's allocable share of operating income and/or losses in TCAMP was 50%. Effective March 30, 2001, TCAMP's operating activity is consolidated with that of the Partnership. TCAMP operates in the competitive lowertown district of St. Paul, Minnesota. TCAMP had an economic occupancy of 92% and 96%, respectively for the six months ended June 30, 2002 and 2001. TCAMP recorded a net loss of approximately $12,000, which included depreciation and amortization expense of approximately $284,000, for the six months ended June 30, 2002. For the six months ended June 30, 2001, TCAMP recorded net income of approximately $37,000 which included depreciation and amortization expense of approximately $275,000. This decrease in net income is primarily a result of a decrease in rental revenue, due to a decrease in occupancy for the six months ended June 30, 2002 compared to the same period in 2001.

For the six months ended June 30, 2002, Portland Lofts recorded an economic occupancy of 88% for its residential units and an economic occupancy of 91% for its commercial space for a combined economic occupancy of 88%. For the six months ended June 30, 2001, Portland Lofts recorded an economic occupancy of 93% for its residential units and an economic occupancy of 96% for its commercial space for a combined economic occupancy of 94%. For the six months ended June 30, 2002, Portland Lofts recorded net income of approximately $51,000 which included depreciation and amortization of approximately $121,000. For the six months ended June 30, 2001, Portland Lofts recorded net income of approximately $91,000, which included depreciation and amortization expense of approximately $142,000. This decrease is primarily due to a decrease in rental revenue, as a result of a decrease in occupancy, and an increase in local taxes, offset by decreases in interest and depreciation expenses.

The Partnership recorded a net loss, of approximately $55,000 for the three months ended June 30, 2002 compared to a net loss of approximately $12,000 for the three months ended June 30, 2001. The Partnership recorded a net loss, of approximately $115,000 for the six months ended June 30, 2002 compared to a net loss of approximately $82,000 for the six months ended June 30, 2001. These decreases were primarily caused by the following factors:

         A. Rental income increased for the three and six months ended June 30, 2002 compared to the same periods in 2001 as a result of the Partnership obtaining unilateral control over TCAMP and Portland Lofts during the year ended December 31, 2001. The consolidated statement of operations for the three months June 30, 2002 include the revenue of TCAMP and Portland Lofts compared to the consolidated statements of operations for the three months ended June 30, 2001 which include only the revenue of TCAMP. The consolidated statement of operations for the six months ended June 30, 2002 include the revenue of TCAMP and Portland Lofts compared to the consolidated statement of operations for the six months ended June 30, 2001 which include only the revenue of TCAMP for the period of March 30, 2001 through June 30, 2001.

         B. Interest and other income increased for the six months ended June 30, 2002 compared to the same period in 2001 as a result of the Partnership obtaining unilateral control over TCAMP and Portland Lofts during the year ended December 31, 2001. The consolidated statement of operations for the six months ended June 30, 2002 include the revenue of TCAMP and Portland Lofts compared to the consolidated statement of operations for the six months ended June 30, 2001 which include only the revenue of TCAMP for the period of March 30, 2001 through June 30, 2001.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION OR PLAN OF OPERATION (CONTINUED)
                                  JUNE 30, 2002

         C. Operating and administrative expenses increased slightly for the six months ended June 30, 2002 as compared the six month ended June 30, 2001, primarily as a result of an increase in professional fees.

         D. Property operating expenses, depreciation, and interest expense increased for the three and six months ended June 30, 2002 compared to the same periods in 2001 as a result of the Partnership obtaining unilateral control over TCAMP and Portland Lofts during the year ended December 31, 2001. The consolidated statement of operations for the three months June 30, 2002 include the expenses of TCAMP and Portland Lofts compared to the consolidated statements of operations for the three months ended June 30, 2001 which include only the expenses of TCAMP. The consolidated statement of operations for the six months ended June 30, 2002 include the expenses of TCAMP and Portland Lofts compared to the consolidated statement of operations for the six months ended June 30, 2001 which include only the expenses of TCAMP for the period of March 30, 2001 through June 30, 2001.

         E. Equity in income of Investee Entities decreased for the three and six months ended June 30, 2002 as compared to the same periods in 2001 as a result of the Partnership obtaining unilateral control over TCAMP and Portland Lofts during the year ended December 31, 2001. Equity in income of Investee Entities for the three and six months ended June 30, 2002 includes only the Partnership's allocable share of operating income from 402 Julia. Equity in income of Investee Entities for the three months ended June 30, 2001 includes the Partnership's allocable share of operating income from 402 Julia and Portland Lofts. Equity in income of Investee Entities for the six months ended June 30, 2001 includes the Partnership's allocable share of operating income from 402 Julia and Portland Lofts for the period of January 1, 2001 through June 30, 2001 and the allocable share of operating income from TCAMP for the period of January 1, 2001 through March 29, 2001.

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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           PART II - OTHER INFORMATION
                                  JUNE 30, 2002


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

                               HISTORIC PRESERVATION PROPERTIES 1989
                               LIMITED PARTNERSHIP

                               By:      Boston Historic Partners Limited
                                        Partnership, General Partner

                                        By:    Portfolio Advisory Services,
                                               Inc., General Partner

Date:  August 9, 2002                          By:     /s/ Terrence P. Sullivan
       --------------                                  ------------------------
                                                       Terrence P. Sullivan,
                                                       President

                                        and


Date:  August 9, 2002                   By:    /s/ Terrence P. Sullivan
       --------------                          ------------------------
                                               Terrence P. Sullivan,
                                               General Partner


                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANEX-OXLEY ACT OF 2002

In connection with the Quarterly Report of Historic Preservation Properties 1989 LP ("HPP'89") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report") the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of HPP'89.


/s/ Terrence P. Sullivan
-------------------------
Terrence P. Sullivan
General Partner
(Acting as Chief Executive Officer and Chief Financial Officer)

Date:  August 9, 2002
       --------------