Form 10QSB
period 2002-09-30
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 2002-11-12
CIK 839614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarter ended September 30, 2002
                            ------------------------
                                       or

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
  (State or Other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                          Identification No.)


      45 Broad Street,  3rd Floor, Boston,  Massachusetts        02109
      ---------------------------------------------------------------------
             (Address of Principal Executive Offices)         (Zip Code)


Issuer's Telephone Number, Including Area Code (617) 338-6900
                                               --------------

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                                  FORM 10-QSB

                               SEPTEMBER 30, 2002
                               TABLE OF CONTENTS


PART I  -- FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated Balance Sheet                                      3

           Consolidated Statements of Operations                           4

           Consolidated Statements of Partners' Equity (Deficit)           5

           Consolidated Statements of Cash Flows                           6

           Notes to Consolidated Financial Statements                      7-13

   Item 2. Management's Discussion and Analysis of Financial
             Condition or Plan of Operation                               14-16

   Item 3. Controls and Procedures                                        16

PART II -- Other Information                                              17

           Signatures                                                     18

Certification of Quarterly Report Pursuant to 18 U.S.C. Section 1350      19

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


                                     ASSETS


INVESTMENT IN REAL ESTATE
     Land                                                       $  2,396,037
     Buildings and improvements                                   17,264,097
     Furniture and equipment                                         400,420
                                                                ------------
                                                                  20,060,554
     Accumulated depreciation                                     (2,806,350)
                                                                ------------
                                                                  17,254,204
                                                                ------------

INVESTMENT IN INVESTEE ENTITY                                        473,481

CASH AND CASH EQUIVALENTS
     Real estate operating                                         1,304,174
     Partnership                                                     512,841
                                                                ------------
                                                                   1,817,015
                                                                ------------
CASH AND CASH EQUIVALENTS, SECURITY DEPOSITS                         149,887

OTHER ASSETS                                                         148,611
ESCROW DEPOSITS                                                      233,067
DEFERRED COSTS, less accumulated amortization of $105,262            250,106
                                                                ------------
                                                                $ 20,326,371
                                                                ============

                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
     Mortgage notes payable                                     $ 18,949,050
     Accounts payable and accrued expenses                           522,169
     Security deposits                                               130,579
                                                                ------------
              Total liabilities                                   19,601,798
                                                                ------------

COMMITMENTS (Note 5)

PARTNERS' EQUITY
     Limited Partners' Equity -- Units of  Investor Limited
         Partnership Interest, $1,000 stated value
         per Unit-Issued and outstanding 26,588 units                948,663
     General Partner's Deficit                                      (224,090)
                                                                ------------
              Total partners' equity                                 724,573
                                                                ------------
                                                                $ 20,326,371
                                                                ============



        The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE THREE MONTHS AND
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)




                                                Three Months                    Nine Months
                                            Ended September 30,              Ended September 30,
                                            2002            2001            2002           2001
                                        -----------     -----------     -----------     -----------
REVENUE:
     Rental income                      $ 1,055,371     $   730,223     $ 3,154,357     $ 1,488,288
       Interest and other income             29,707          22,481          77,958          49,123
                                        -----------     -----------     -----------     -----------
           Total revenue                  1,085,078         752,704       3,232,315       1,537,411
                                        -----------     -----------     -----------     -----------

EXPENSES:
     Operating and administrative            88,592          79,871         261,337         242,858
       Property operating expenses:
           Payroll services                  99,744          70,452         294,913         138,272
           Utilities                        116,488         103,792         310,251         177,625
           Real estate taxes                 84,267          91,259         252,799         184,902
           Other operating expenses         271,331         169,801         691,901         286,668
       Depreciation and amortization        200,990         142,623         606,567         281,098
                                        -----------     -----------     -----------     -----------
             Total expenses                 861,412         657,798       2,417,768       1,311,423
                                        -----------     -----------     -----------     -----------

INCOME FROM OPERATIONS                      223,666          94,906         814,547         225,988

INTEREST EXPENSE                           (362,831)       (249,536)     (1,083,913)       (502,260)

EQUITY IN INCOME  OF
     INVESTEE ENTITIES                       (9,137)         30,496           6,142          70,130
                                        -----------     -----------     -----------     -----------

NET LOSS                                $  (148,302)    $  (124,134)    $  (263,224)    $  (206,142)
                                        ===========     ===========     ===========     ===========

NET LOSS ALLOCATED
     TO GENERAL PARTNER                 $    (1,483)    $    (1,241)    $    (2,632)    $    (2,061)
                                        ===========     ===========     ===========     ===========

NET LOSS ALLOCATED
     TO LIMITED PARTNERS                $  (146,819)    $  (122,893)    $  (260,592)    $  (204,081)
                                        ===========     ===========     ===========     ===========

NET LOSS PER UNIT OF
     INVESTOR LIMITED PARTNERSHIP
     INTEREST, BASED ON 26,588 UNITS
     ISSUED AND OUTSTANDING             $     (5.52)    $     (4.62)    $     (9.80)    $     (7.67)
                                        ===========     ===========     ===========     ===========



        The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2001


                                                 Units of
                                                 Investor           Investor
                                                  Limited           Limited             General
                                                Partnership        Partners'           Partner's
                                                 Interest            Equity             Deficit              Total
                                                -----------       -----------         -----------         -----------

BALANCE, December 31, 2000                        26,588          $ 1,517,734         $  (218,342)        $ 1,299,392

  Net loss                                            --             (308,479)             (3,116)           (311,595)
                                                  ------          -----------         -----------         -----------

BALANCE, December 31, 2001                        26,588            1,209,255            (221,458)            987,797

  Net loss (unaudited)                                --             (260,592)             (2,632)           (263,224)
                                                  ------          -----------         -----------         -----------
BALANCE, September 30, 2002 (unaudited)           26,588          $   948,663         $  (224,090)        $   724,573
                                                  ======          ===========         ===========         ===========




        The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


                                                                           2002                2001
                                                                        -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                           $  (263,224)        $  (206,142)
     Adjustment to reconcile net loss to
       net cash provided by operating activities:
            Depreciation and amortization                                   606,567             281,098
         Equity in income in Investee Entities (over) under
            distributions received                                           (6,142)            219,370
         Decrease in other assets                                            35,701             299,122
         Increase in accounts payable and accrued expenses                  158,683              89,502
         Increase in security deposits, net                                    (489)            (16,652)
                                                                        -----------         -----------
             Net cash provided by operating activities                      531,096             666,298
                                                                        -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital Expenditures -- building improvements                         (305,624)                 --
     Purchase of Furniture & Fixtures                                            --              (4,302)
     Increase in escrow deposits, net                                       (61,158)             (3,775)
     Payment of deferred costs                                                   --              (4,682)
     Cash provided by Investee Entities                                          --             244,476
                                                                        -----------         -----------
             Net cash provided by (used in) investing activities           (366,782)            231,717
                                                                        -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of mortgage principal                                        (174,939)            (49,901)
                                                                        -----------         -----------
             Cash used by financing activities                             (174,939)            (49,901)
                                                                        -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (10,625)            848,114

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            1,827,640             627,615
                                                                        -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 1,817,015         $ 1,475,729
                                                                        ===========         ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

         Cash paid for interest                                         $ 1,087,763         $   420,943
                                                                        ===========         ===========


        The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


(1)  ORGANIZATION AND GENERAL PARTNER -- BHP

     Historic Preservation Properties 1989 Limited Partnership (the Partnership) was formed on September 1, 1988 under the Delaware Revised Uniform Limited Partnership Act. The purpose of the Partnership is to invest in a diversified portfolio of real properties for which certain costs of rehabilitation have qualified for rehabilitation tax credits
     (Rehabilitation Tax Credits).

     Boston Historic Partners Limited Partnership (BHP), a Massachusetts limited partnership, is the general partner of the Partnership. BHP was formed in November 1986 for the purpose of organizing, syndicating and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships). As of September 30, 2002, BHP had established three such partnerships, including the Partnership.

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

     The consolidated financial statements as of and for the three months and for the nine months ended September 30, 2002 include the accounts and transactions of the Partnership, TCAMP and Portland Lofts after the elimination of all intercompany accounts and transactions. The consolidated statements of operations and cash flows for the three months and for the nine months ended September 30, 2001 include the accounts and transactions of the Partnership and TCAMP after the elimination of all intercompany accounts and transactions. Members' equity of TCAMP has been classified as partners' equity in the accompanying consolidated financial statements. The Partnership and its consolidated entities are collectively referred to herein as HPP'89.

     Under the principles of consolidation, losses and other charges applicable to the minority interest which exceed the minority interest in equity capital of the minority interest are charged against the controlling interest since there is no obligation for the minority interest to make good such losses or other charges. Once the minority interest has been reduced to zero, future earnings of the minority interest are credited to the controlling interest to the extent of the losses or other charges applicable to the minority interest which have been charged against the controlling interest. At September 30, 2002, the minority interest in TCAMP has been reduced to zero and cumulative losses and other charges applicable to the minority interest which have been charged against HPP'89 total approximately $3,278.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


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

     CASH, CASH EQUIVALENTS AND CONCENTRATION OF CREDIT RISK

     HPP'89 considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At September 30, 2002, cash equivalents totaled $1,543,815.

     At September 30, 2002, HPP'89 had $829,973 of cash and cash equivalents on deposit in a bank in excess of amounts insured by the Federal Deposit Insurance Corporation. Also at September 30, 2002, HPP'89 had $893,620 of Massachusetts's municipal money market funds which are not insured or guaranteed.

     DEFERRED COSTS

     Deferred costs relating to mortgage notes and commercial leases are amortized on a straight-line basis over their respective terms.

     REVENUE RECOGNITION

     Revenue, principally under annual operating leases, is recorded when due. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     INCOME TAXES

     No provision (benefit) for income taxes is reflected in the accompanying consolidated financial statements. Partners of HPP'89 are required to report on their tax returns their allocable share of income, gains, losses, deductions and credits determined on a tax basis.

     RECLASSIFICATIONS

     Certain amounts in the three and nine months ended September 30, 2001, financial statements have been reclassified to conform to the 2002 presentation.

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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


(3)  INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITIES (CONTINUED)

     The Partnership recorded a net loss of $62,952, (adjusted for consolidation) for the period January 1, 2001 through March 29, 2001 from the TCAMP investment under the equity method of accounting. The Partnership received cash distributions of $172,500 from TCAMP for the nine months ended September 30, 2001.

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

     For the nine months ended September 30, 2001, the Partnership was allocated net income of $100,611 from Portland Lofts under the equity method of accounting. For each of the nine months ended September 30, 2002 and 2001, the Partnership received distributions from Portland Lofts of $117,000.

     402 JULIA STREET ASSOCIATES LIMITED PARTNERSHIP (402 Julia) is a Delaware limited partnership formed on July 25, 1989 to acquire, construct, rehabilitate, operate and manage a building containing 24 residential units and approximately 3,500 net rentable square feet of commercial space located at 402 Julia Street, New Orleans, Louisiana.

     On September 16, 1993, HPP'89 sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. HPP'89's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale require annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. At September 30, 2002, the remaining uncollected payments total $57,000, which are secured by the interest sold to the developer general partner, and are included in other assets.

     HPP'89 recorded net income from the 402 Julia Investment of $8,581 and $19,167, respectively, under the equity method of accounting as well as amortization of $2,439 for the nine months ended September 30, 2002 and 2001.

     HPP'89's investment in its Investee Entity (402 Julia) at September 30, 2002 is summarized as follows:


        Investment and advances made in cash                $ 775,000
        Evaluation and acquisition costs                       88,959
        Interest capitalization and other costs                39,615
        Net equity in loss of Investee Entity                (147,010)
        Amortization of certain costs                         (41,463)
        Sale of one third interest of Investee Entity        (241,620)
                                                            ---------
                                                            $ 473,481
                                                            =========

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

(3)  INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITIES (CONTINUED)

     The summary balance sheet and summary statement of operations of the remaining Investee Entity (402 Julia) as of September 30, 2002 and summary combined statement of operations for the nine months ended September 30, 2001 are as follows. TCAMP's and Portland Loft's balance sheets have been consolidated with the Partnership at September 30, 2002 and the combined statement of operations for the nine months ended September 30, 2001 include 402 Julia, Portland Lofts, and the activity of TCAMP for the period of January 1, 2001 through March 29, 2001.

                                  BALANCE SHEET
                                     ASSETS

   Land                                                          $  132,800
   Buildings and improvements (net of accumulated depreciation
    of $503,862)                                                  1,077,709
    Cash and cash equivalents                                       252,944
    Other assets, less accumulated amortization of $16,813           92,957
                                                                 ----------
                    Total assets                                 $1,556,410
                                                                 ==========

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities
   Mortgage note payable                                         $1,046,177
   Other liabilities                                                 42,729
                                                                 ----------
          Total liabilities                                       1,088,906
                                                                 ----------

Partners' equity:
   HPP'89                                                           412,970
   Other partners                                                    54,534
                                                                 ----------
          Total partners' equity                                    467,504
                                                                 ----------
                Total liabilities and partners' equity           $1,556,410
                                                                 ==========



                         SUMMARY STATEMENT OF OPERATIONS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND
                    COMBINED SUMMARY STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                  2002              2001
                                               ----------        ----------
Revenue:
        Rental revenue                         $  193,660        $1,984,188
        Interest and other income                  11,459            50,210
                                               ----------        ----------
          Total revenue                           205,119         2,034,398
                                               ----------        ----------
Expenses:
      Operating expenses                          106,370           807,743
      Depreciation and amortization                32,874           382,506
      Interest expense                             52,740           707,359
                                               ----------        ----------
          Total expenses                          191,984         1,897,608
                                               ----------        ----------

Net income from operations                     $   13,135        $  136,790
                                               ==========        ==========
Net income allocated to HPP'89                 $    8,581        $  122,689
                                               ==========        ==========
Net income allocated to other partners         $    4,554        $   14,101
                                               ==========        ==========


As explained elsewhere in these notes to the consolidated financial statements, the Partnership obtained controlling interests in TCAMP and Portland Lofts during the year ended December 31, 2001.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

(4)  MORTGAGE NOTE PAYABLE AND ESCROW DEPOSITS

     TCAMP's mortgage note payable bears interest at 6.995%, amortizes over a 30-year schedule, requires monthly principal and interest payments totaling $93,095 commencing May 1, 2001, with the unpaid principal balance under the mortgage note payable on May 1, 2011. The mortgage note payable is secured by TCAMP's property, rents, and assignment of leases. The mortgage note requires monthly escrow deposits for real estate taxes, insurance escrow and replacement reserves of $27,356, $5,926, and $5,313, respectively.

     Portland Lofts' mortgage note bears interest at 9%, amortizes over a 25-year schedule, requires monthly payments of principal and interest of $47,205, and matures on July 1, 2006, at which time all unpaid principal and interest is due. The mortgage note is secured by the property, rents and assignment of leases.

     As of September 30, 2002, annual maturities of the mortgage notes for the next five years are as follows:

                   Year Ending December 31,         Amount
                   ------------------------         ------

                            2002                   $   61,528
                            2003                      255,887
                            2004                      274,136
                            2005                      299,519
                            2006                    4,915,863

(5)  RELATED PARTY TRANSACTION AND COMMITMENTS

     TCAMP entered into a management agreement with Claremont Management Corporation (CMC) to manage the property. The sole shareholder of CMC is related to the other member of TCAMP. The agreement expires on September 30, 2002 and automatically renews thereafter on an annual basis, unless terminated earlier as provided for in the agreement. The management agreement required the payment of a management fee through March 29, 2001 of 4% of gross receipts, as defined in the agreement, plus the reimbursement of all CMC's costs of providing these services. As of March 30, 2001, the management agreement was amended to adjust the rate to 3% of gross receipts. Management fees under the management agreement totaled $65,433 and $75,803, respectively, for the nine months ended September 30, 2002 and 2001. Expense reimbursements to CMC for the nine months ended September 30, 2002 and 2001 totaled $254,449 and $202,326, respectively.

     Portland Lofts entered into a management agreement with an unrelated party to manage the property for a fee of 3% of the property's revenue. The agreement expires July 1, 2003 and automatically renews thereafter on an annual basis, unless terminated earlier as provided for in the agreement.

     Effective July 1, 1998, the Partnership engaged Gunn Financial, Incorporated (GFI), an unaffiliated Massachusetts corporation, to provide accounting, asset management and investor services. GFI provides such services for an annual management fee plus reimbursement of all its costs of providing these services. The agreement expires on the earlier of June 30, 2006 or liquidation of the Partnership, as defined. Through June 30, 2000, the annual fee was $63,000 and effective July 1, 2000, the annual fee was reduced to $54,000. For the nine months ended September 30, 2002 and 2001, GFI was reimbursed $128,886 and $155,021 respectively, for operating costs.

     Effective April 1, 2001, HPP'89 has committed to pay the principal of GFI $5,000 per month for direct mortgage services and operational management provided by him for TCAMP. The agreement continues in effect until such services are no longer rendered. For the nine months ended September 30, 2002 and 2001, the principal of GFI was paid $45,000 and $30,000, respectively, for these services.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

(6)  MINIMUM FUTURE RENTALS UNDER OPERATING LEASES

     Portland Lofts rents space to commercial tenants under operating leases of varying terms expiring through 2012. As of September 30, 2002, Portland Lofts had entered into ten commercial leases covering 67% of the building's net rentable commercial space and eight commercial tenants under month-to-month leases. The Partnership's largest commercial tenant occupies 28% of the commercial space at September 30, 2002, representing only 7% of the total square feet of the property.

     At September 30, 2002, minimum future rentals, excluding reimbursement of real estate taxes and certain operating expenses, to be received under noncancellable commercial leases for each of the next five years are as follows:

             Year Ending December 31,                  Amount
             ------------------------                ---------

                       2002                          $  67,244
                       2003                            239,503
                       2004                            144,953
                       2005                             50,633
                       2006                             38,395

     The above amounts do not include additional rentals that will become due as a result of escalation provisions in the commercial leases.

     In most cases, management expects that in the normal course of business, commercial leases will be renewed or replaced by other leases and month-to-month arrangements will be continued or replaced by other leases.

(7)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, cash and cash equivalents security deposits, other assets, escrow deposits, accounts payable and accrued expenses, and security deposits at September 30, 2002 approximate their fair values due to their short maturities. The fair value of the mortgage notes payable at September 30, 2002 approximate their carrying amount based on the interest rates available for similar financing arrangements. All financial instruments were held for non-trading purposes.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION OR PLAN OF OPERATION
                               SEPTEMBER 30, 2002

ITEM 2.

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

As of September 30, 2002, the Partnership had $512,841 of total cash and cash equivalents. The Partnership's cash is used primarily to fund general and administrative expenses of managing the public fund. The Partnership's only source of short-term liquidity is from distributions received from TCAMP and Portland Lofts. The Partnership has sufficient cash to meet its short-term operating needs.

The short-term liquidity of 402 Julia, TCAMP and Portland Lofts depends on their ability to generate sufficient rental income to fund operating expenses and debt service requirements. TCAMP, Portland Lofts and 402 Julia have stabilized operations and TCAMP and Portland Lofts are expected to generate cash flow. The Partnership received distributions from Portland Lofts of $117,000 for each of the nine months ended September 30, 2002 and 2001. The Partnership received distributions from TCAMP of $172,500 for the nine months ended September 30, 2001.

Cash flow generated from the Partnership's investment properties and the Partnership's share of the proceeds from the sale of such properties is expected to be the source of future long-term liquidity.

RESULTS OF OPERATIONS. The Partnership accounts for its investment in 402 Julia using the equity method of accounting. As of March 30, 2001, and as discussed further in Note 3, TCAMP's accounts and transactions are consolidated with the accounts and transactions of the Partnership. For the period January 1, 2001 through March 29, 2001, the Partnership accounted for its investment in TCAMP under the equity method of accounting. Through December 31, 2001, and as discussed further in Note 3, the Partnership accounted for its investment in Portland Lofts using the equity method of accounting. Effective the close of business December 31, 2001, Portland Lofts' accounts are consolidated with the accounts of the Partnership. The consolidated financial statements as of and for the nine months ended September 30, 2002 include the accounts and transactions of the Partnership, TCAMP and Portland Lofts after the elimination of all inter-company accounts and transactions. The consolidated statements of operations and cash flows for the three and nine months ended September 30, 2001 include the accounts and transactions of the Partnership and TCAMP after the elimination of all inter-company accounts and transactions.

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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION OR PLAN OF OPERATION (CONTINUED)
                               SEPTEMBER 30, 2002

The Partnership's allocable share of operating income and/or losses in 402 Julia is 65.33%. For the nine months ended September 30, 2002, 402 Julia recorded an economic occupancy of 96% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 96%. For the nine months ended September 30, 2001, 402 Julia recorded an economic occupancy of 94% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 95%. 402 Julia has benefited from a relatively strong New Orleans market and continues to record stable operations. For the nine months ended September 30, 2002 and 2001, 402 Julia recorded net income of approximately $13,000 and $29,000. This decrease in net income is primarily due to structural repairs to the building in the third quarter of 2002.

For the period of January 1, 2001 through March 29, 2001, the Partnership's allocable share of operating income and/or losses in TCAMP was 50%. Effective March 30, 2001, TCAMP's operating activity is consolidated with that of the Partnership. TCAMP operates in the competitive lowertown district of St. Paul, Minnesota. TCAMP had an economic occupancy of 91% and 95%, respectively for the nine months ended September 30, 2002 and 2001. TCAMP recorded a net loss of approximately $57,000 for the nine months ended September 30, 2002. For the nine months ended September 30, 2001, TCAMP recorded a net loss of approximately $42,000. This decrease is primarily a result of a decrease in rental revenue, due to a decrease in occupancy, an increase in insurance expense, offset by a decrease in real estate tax expense.

For the nine months ended September 30, 2002, Portland Lofts recorded an economic occupancy of 88% for its residential units and an economic occupancy of 91% for its commercial space for a combined economic occupancy of 88%. For the nine months ended September 30, 2001, Portland Lofts recorded an economic occupancy of 93% for its residential units and an economic occupancy of 96% for its commercial space for a combined economic occupancy of 94%. For the nine months ended September 30, 2002, Portland Lofts recorded net income of approximately $41,000. For the nine months ended September 30, 2001, Portland Lofts recorded net income of approximately $102,000. This decrease is primarily due to a decrease in rental revenue, as a result of a decrease in occupancy, an increase in local taxes, offset by decreases in interest and depreciation expenses.

The Partnership recorded a net loss, of approximately $148,000 for the three months ended September 30, 2002 compared to a net loss of approximately $124,000 for the three months ended September 30, 2001. The Partnership recorded a net loss, of approximately $263,000 for the nine months ended September 30, 2002 compared to a net loss of approximately $206,000 for the nine months ended September 30, 2001. These decreases were primarily caused by the following factors:

     A. Rental income increased for the three and nine months ended September 30, 2002 compared to the same periods in 2001 as a result of the Partnership obtaining unilateral control over TCAMP and Portland Lofts during the year ended December 31, 2001. The consolidated statement of operations for the three months September 30, 2002 include the revenue of TCAMP and Portland Lofts compared to the consolidated statements of operations for the three months ended September 30, 2001 which include only the revenue of TCAMP. The consolidated statement of operations for the nine months ended September 30, 2002 include the revenue of TCAMP and Portland Lofts compared to the consolidated statement of operations for the nine months ended September 30, 2001 which include only the revenue of TCAMP for the period of March 30, 2001 through September 30, 2001.

     B. Interest and other income increased for the three and nine months ended September 30, 2002 compared to the same periods in 2001 as a result of the Partnership obtaining unilateral control over TCAMP and Portland Lofts during the year ended December 31, 2001. The consolidated statement of operations for the nine months ended September 30, 2002 include the revenue of TCAMP and Portland Lofts compared to the consolidated statement of operations for the nine months ended September 30, 2001 which include only the revenue of TCAMP for the period of March 30, 2001 through September 30, 2001.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION OR PLAN OF OPERATION (CONTINUED)
                               SEPTEMBER 30, 2002

     C. Operating and administrative expenses increased slightly for the nine months ended September 30, 2002 as compared the nine months ended September 30, 2001, primarily as a result of an increase in professional fees.

     D. Property operating expenses, depreciation, and interest expense increased for the three and nine months ended September 30, 2002 compared to the same periods in 2001 as a result of the Partnership obtaining unilateral control over TCAMP and Portland Lofts during the year ended December 31, 2001. The consolidated statement of operations for the three months September 30, 2002 include the expenses of TCAMP and Portland Lofts compared to the consolidated statements of operations for the three months ended September 30, 2001 which include only the expenses of TCAMP. The consolidated statement of operations for the nine months ended September 30, 2002 include the expenses of TCAMP and Portland Lofts compared to the consolidated statement of operations for the nine months ended September 30, 2001 which include only the expenses of TCAMP for the period of March 30, 2001 through September 30, 2001.

     E. Equity in income of Investee Entities decreased for the three and nine months ended September 30, 2002 as compared to the same periods in 2001 primarily as a result of the Partnership obtaining unilateral control over TCAMP and Portland Lofts during the year ended December 31, 2001. Equity in income of Investee Entities for the three and nine months ended September 30, 2002 includes only the Partnership's allocable share of operating income from 402 Julia. Equity in income of Investee Entities for the three months ended September 30, 2001 includes the Partnership's allocable share of operating income from 402 Julia and Portland Lofts. Equity in income of Investee Entities for the nine months ended September 30, 2001 includes the Partnership's allocable share of operating income from 402 Julia and Portland Lofts for the period of January 1, 2001 through September 30, 2001 and the allocable share of operating income from TCAMP for the period of January 1, 2001 through March 29, 2001. Also, for the three months and the nine months ended September 30, 2002 compared to the same periods in 2001, the Partnership's share of allocable operating income from 402 Julia decreased due to structural repairs made in the third quarter of 2002, as mentioned above.

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

ITEM 3.
CONTROL AND PROCEDURES. Based on our evaluation on October 28, 2002, management believes there are sufficient controls in place for the Partnership, TCAMP, Portland Lofts and 402 Julia Street Associates, LP, to effectively report all adjustments necessary in order to make the consolidated financial statements and footnotes, not misleading. Management has not made any changes to the internal controls or in other factors that could significantly affect internal controls, subsequent to the date of our most recent evaluation.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                          PART II -- OTHER INFORMATION
                               SEPTEMBER 30, 2002


Item 1.   Legal Proceedings

          The Partnership is not a party to, to the best knowledge of the General Partner, any material pending legal proceedings.

          To the best knowledge of the General Partner, Portland Lofts Associates L.P., 402 Julia Street Associates L.P. nor The Cosmopolitan at Mears Park, LCC are not currently subject to any material pending legal proceedings.

Item 2.   Changes in Securities -- Not applicable.

Item 3.   Defaults Upon Senior Securities -- Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders -- Not applicable.

Item 5.   Other Information -- Not applicable.

Item 6.   Exhibits and Reports from Form 8-K

          (a)  Exhibits

               Exhibit No.      Description
               -----------      -----------
               99               Certification of Periodic Financial Report
                                Pursuant to 18 U.S.C. Section1350

          (b)  Reports from Form 8-K -- None

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

                                 HISTORIC PRESERVATION PROPERTIES 1989
                                      LIMITED PARTNERSHIP

                                 By:  Boston Historic Partners Limited
                                      Partnership, General Partner

                                      By:  Portfolio Advisory Services,
                                           Inc., General Partner

Date:  November  8, 2002                   By: /s/ Terrence P. Sullivan
       -----------------                       ------------------------
                                               Terrence P. Sullivan,
                                               President

                                      and


Date:  November 8, 2002               By:  /s/ Terrence P. Sullivan
       ----------------                    ------------------------
                                           Terrence P. Sullivan,
                                           General Partner

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Historic Preservation Properties 1989 LP ("HPP'89") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report") the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

I, Terrence P. Sullivan, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Historic Preservation Properties 1989, Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries and investee entity, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of October 28, 2002, a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors:

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 8, 2002                     /s/ Terrence P. Sullivan
                                            -------------------------
                                            Terrence P. Sullivan
                                            General Partner