Form 10KSB
period 2002-12-31
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 2003-03-28
CIK 839614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

                                       or

| |   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Issuer's telephone number, including area code: (617) 422-5815

Securities registered under Section 12(b) of the Act: None.

Securities registered under Section 12(g) of the Act: None.

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes |X| No | |

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year. $4,312,383.

Voting and non-voting common equity held by non-affiliates of the registrant:
Not Applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part of the Form 10-KSB                 Document
into which Incorporated                 Incorporated by Reference
-----------------------                 -------------------------
I                                       Prospectus of the registrant
                                         dated December 19, 1988 (the
                                         "Prospectus").

III                                     The Prospectus.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                         2002 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                       SEQUENTIAL
                                                           PAGE NO.     PAGE NO.
                                                           --------    ----------
PART I
         Item 1  Description of Business                      K-3           4
         Item 2  Description of Properties,
                 Investment Policies, and
                 Description of Real Estate and
                 Operating Data                               K-8           9
         Item 3  Legal Proceedings                            K-8           9
         Item 4  Submission of Matters to a
                    Vote of Unit Holders                      K-8           9

PART II
         Item 5  Market for the Registrant's
                    Units and Related Unit
                    Holder Matters                            K-9          10
         Item 6  Management's Discussion and
                    Analysis or Plan of Operation             K-10         11
         Item 7  Financial Statements                         K-14         15
         Item 8  Changes In and Disagreements
                    with Accountants on Accounting
                    and Financial Disclosure                  K-14         15

PART III
         Item 9  Director and Executive
                    Officer of the Registrant                 K-15         16
         Item 10 Executive Compensation                       K-16         17
         Item 11 Unit Ownership of Certain
                    Beneficial Owners and
                    Management                                K-16         17
         Item 12 Certain Relationships and
                    Related Transactions                      K-17         18
         Item 13 Exhibits and Reports                         K-17         18
         Item 14 Controls and Procedures                      K-17         18

SIGNATURES                                                    K-18         19

CERTIFICATIONS                                                K-19         20

SUPPLEMENTAL INFORMATION                                      K-23         24

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

The Partnership's only business is investing in and operating real properties for which the cost of rehabilitating such properties qualified for Rehabilitation Tax Credits. The Partnership does not expect to make any additional investments in new real estate; it will, however, invest cash flow from the properties in normal repairs and maintenance. Under the Partnership Agreement, the right to manage the business of the Partnership is vested solely in the General Partner, although the consent of a majority in interest of the Limited Partners is required for the sale at one time of all or substantially all of the

Partnership's assets and with respect to certain other matters. The Partnership's investment objectives and policies are described on pages 28-36 of its Prospectus dated December 19, 1988 (the Prospectus) under the caption "Investment Objectives and Policies", which description is incorporated herein by this reference. The Prospectus was filed with the Commission pursuant to Rule 424 (b) on January 5, 1989.

During the years ended December 31, 2002, 2001 and 2000, the Partnership had investments in two limited partnerships through the ownership of general partnership interests and had an investment in a limited liability company through the ownership of a member interest. The limited partnerships and limited liability company are collectively referred to herein as the Investee Entities.

The Investee Entities are 402 Julia Street Associates Limited Partnership (402 Julia), Portland Lofts Associates Limited Partnership (Portland Lofts) and the Cosmopolitan at Mears Park, LLC (TCAMP).

During the year ended December 31, 2001, the Partnership obtained unilateral control over the financial and operating policies of TCAMP (effective March 30, 2001) and Portland Lofts at the close of business on December 31, 2001.

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

402 Julia is a Delaware limited partnership formed on July 25, 1989 to acquire, construct, rehabilitate, operate and manage a building with 24 residential units and approximately 3,900 net rentable square feet of commercial space located thereon at 402 Julia Street, New Orleans, Louisiana. The Partnership's original investment in 402 Julia represented approximately 4% of the aggregate funds initially available for investment. The Partnership has a 65% ownership interest in 402 Julia.

402 Julia issued a mortgage note secured by the property with an original principal balance of $1,100,000, bearing interest at 6.69%, and amortizing over 30 years. The mortgage note has a yield maintenance prepayment penalty through May 2008. The mortgage note matures in August 2008 at which time the then unpaid principal balance of $936,939, assuming no prepayments, will be due.

The property is located in a competitive downtown market with several residential properties in the area. For the year ended December 31, 2002, 402 Julia recorded an economic occupancy of 94% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 95%. For the year ended December 31, 2002, the average effective annual income for the residential space was approximately $8,791 per unit and for the commercial space was approximately $11.69 per square foot.

402 Julia leases residential units under either short-term annual operating leases or month-to-month arrangements. At December 31, 2002, approximately 49% of residential units are leased under month-to-month arrangements. 402 Julia also leases commercial units under either long-term operating leases or month-to-month arrangements. At December 31, 2002, the schedule of commercial lease expirations for 402 Julia is as follows:

              Number of      Square       Annual       % of Gross
     Year      Tenants       Footage       Rent       Annual Rents
     ----     ---------      -------      ------      ------------
     2004         1           2,000       $18,000         6.7%
     2005         1           1,900        16,200         6.0%

Portland Lofts is a Delaware limited partnership formed on August 8, 1989 to acquire, construct, rehabilitate, operate and manage three buildings containing 89 residential units, and 29,250 square feet of ground floor commercial space, located at 555 Northwest Park Avenue in Portland, Oregon. The Partnership's original investment in Portland Lofts represented approximately 21% of the aggregate funds initially available for investment.

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

The property is located in a competitive downtown market with several other residential properties in the area. For the year ended December 31, 2002, the economic occupancy of its residential units was 88% and the economic occupancy for its commercial space was 91% for a combined economic occupancy of 89%. For the year ended December 31, 2002, the average effective annual income for the residential space was $10,899 per unit and for the commercial space was approximately $11.90 per square foot.

On October 1, 2002, Portland Lofts entered into a contract for exterior building repairs and maintenance work. The date of commencement of the work was February 1, 2003. Such contract totals $428,000, and is expected to be paid from the cash reserves of the Partnership and Portland Lofts.

Portland Lofts leases residential units under either short-term annual operating leases or month-to-month arrangements. At December 31, 2002, approximately 60% of residential units are leased under month-to-month arrangements. Portland Lofts also leases commercial units principally under long-term operating leases as well as month-to-month arrangements.

At December 31, 2002, the schedule of commercial lease expirations for Portland Lofts is as follows:

               Number of      Square       Annual      % of Gross
     Year       Tenants       Footage       Rent      Annual Rents
     ----      ---------      -------      ------     ------------
     2003          3           4,120      $40,637         2.7%
     2004          2           9,360       55,444         3.7%
     2005          1           2,835        7,775         0.5%
     2006          1             990        8,329         0.6%
     2007          2           2,320       25,013         1.7%

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

The property is located in a competitive downtown market with several other residential properties in the area. For the year ended December 31, 2002, the economic occupancy of TCAMP was 90%. For the year ended December 31, 2002, the average effective annual income for the residential space was approximately $10,219 per unit and for the commercial space was approximately $15.80 per square foot. TCAMP leases residential units under either short-term annual operating leases or month-to-month arrangements. At December 31, 2002, approximately 2% of residential units are leased under month-to-month arrangements. TCAMP's commercial space consists of one office tenant whose lease expires March 2005. The annual rental income for this lease through 2004 is $35,837 and in 2005 shall be $8,959, (0.3% of gross annual rents).

The Partnership believes that the properties owned by TCAMP, Portland Lofts and 402 Julia are adequately insured.

Information regarding the tax depreciation of the properties owned for the year ended December 31, 2002 is as follows:

                               Federal                      Life
                              Tax Basis      Method        (Years)
                             -----------     ------        -------
      402 Julia
        Building and
        Improvements         $ 1,325,133       SL           31.5
                             ===========

      Portland Lofts
        Building and
        Improvements         $ 3,070,699       SL           27.5
                                  43,252       SL           31.5
                                  85,215       SL           39.0
        Furniture and
        Fixtures                   6,654      DDB            7.0
                             -----------

                             $ 3,205,820
                             ===========

      TCAMP
        Building             $13,330,155      ACC           19.0
        Improvements             843,676       SL           27.5
                                 287,884       SL           31.5
                                   1,395       SL           15.0
        Furniture and
        Fixtures                  67,022      DDB            5.0
                                 124,074      DDB            7.0
                             -----------

                             $14,654,206
                             ===========

Information regarding the real estate taxes of the properties owned for the year ended December 31, 2002 is as follows:

         Property                 Rate          Real Estate Tax
         --------                 ----          ---------------
      402 Julia              $185.87/1,000         $  7,158

      Portland Lofts           19.48/1,000           46,473

      TCAMP                    24.77/1,000          293,234

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

Item 2. Description of Properties, Investment Policies, Description of Real Estate and Operating Data

Information required by this item under Regulation S-B has been included in Item 1, "Description of Business" and in Item 6, "Management's Discussion and Analysis or Plan of Operation - Results of Operations".

Item 3. Legal Proceedings

The Partnership is not party to, to the best knowledge of the General Partner, any material pending legal proceedings.

To the best knowledge of the General Partner, Portland Lofts Associates L.P., 402 Julia Street Associates L.P. nor the Cosmopolitan at Mears Park, LLC are not currently subject to any material pending legal proceedings.

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

(b)   As of March 15, 2003, there were 2,407 holders of Units.

The Amended and Restated Agreement of Limited Partnership (the Partnership Agreement) requires that any Cash Flow (as defined therein) be distributed quarterly to the investor limited partners (Limited Partners) in specified proportions and priorities and that Sale or Refinancing Proceeds (as defined therein) be distributed as and when available. For the years ended December 31, 2002 and 2001, no distributions of Cash Flow or Sale or Refinancing Proceeds were paid or accrued to the Limited Partners.

Item 6. Management's Discussion and Analysis or Plan of Operation.

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

Critical Accounting Policies. The Securities and Exchange Commission (SEC) recently issued guidance on the disclosure of critical accounting policies. The SEC defines critical accounting policies as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company's significant accounting policies are disclosed in the footnotes to HPP'89's consolidated financial statements in Item 7 hereof. Management believes the following significant accounting policies also are considered critical accounting policies:

      HPP'89 capitalizes as investment in real estate the initial acquisition of property and equipment and those expenditures incurred that extend the useful life of the related assets. Expenditures for maintenance and repairs, including major repairs and replacements made as part of a periodic maintenance program to restore the assets repaired to substantially original condition, are expenses as incurred. During the year ended December 31, 2002, we recorded as expenses approximately $87,500 of major repairs and maintenance costs incurred as part of a periodic maintenance program rather than capitalizing such expenditures.

      HPP'89 reviews its long-lived assets, principally investment in real estate, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is required to be recognized if the sum of the expected future cash flows, undiscounted and excluding interest expense, from the use of the asset is less than the carrying value of the asset. For the year ended December 31, 2002, we did not recognize an impairment loss.

Plan of Operation. The Partnership terminated its offering of Units on December 29, 1989, at which time Limited Partners had purchased 26,588 Units, representing gross capital contributions of $26,588,000. Such amounts originally contributed represent approximately 100% of the Limited Partners' capital contributions after deduction of selling commissions, organizational and sales costs, acquisition fees and reserves. The Partnership does not expect to make any additional investments in new real estate; it will however invest cash flow from the properties in normal repairs and maintenance.

As of December 31, 2002, the Partnership had $477,132 of total cash and cash equivalents. The Partnership's cash is used primarily to fund general and administrative expenses of managing the public fund. The Partnership's only source of short-term liquidity is from distributions received from TCAMP and Portland Lofts. The Partnership has sufficient cash to meet its short-term operating needs.

The short-term liquidity of 402 Julia, TCAMP and Portland Lofts depends on their ability to generate sufficient rental income to fund operating expenses and debt service requirements. TCAMP, Portland Lofts and 402 Julia have stabilized operations and TCAMP and Portland Lofts are expected to generate cash flow. The Partnership received distributions from Portland Lofts of $156,000 for each of the years ended December 31, 2002 and 2001. The Partnership received distributions from TCAMP of $172,500 for the year ended December 31, 2001.

On October 1, 2002, Portland Lofts entered into a contract for exterior building repairs and maintenance work. The date of commencement of the work was February 1, 2003. Such contract totals $428,000 and is expected to be paid for from the cash reserves of the Partnership and Portland Lofts.

Cash flow generated from the Partnership's investment properties and the Partnership's share of the proceeds from the sale of such properties is expected to be the source of future long-term liquidity.

Management's Discussion and Analysis of Financial Condition and Results of Operations. The Partnership accounts for its investment in 402 Julia using the equity method of accounting. As of March 30, 2001, TCAMP's accounts and transactions are consolidated with the accounts and transactions of the Partnership. For the period January 1, 2001 through March 29, 2001, the Partnership accounted for its investment in TCAMP under the equity method of accounting. Through December 31, 2001, the Partnership accounted for its investment in Portland Lofts using the equity method of accounting. Effective the close of business December 31, 2001, Portland Lofts' accounts are consolidated with the accounts of the Partnership and TCAMP. The consolidated financial statements as of and for the year ended December 31, 2002 include the accounts and transactions of the Partnership, TCAMP and Portland Lofts after the elimination of all inter-company accounts and transactions. The consolidated statements of operations and cash flows for the year ended December 31, 2001 include the accounts and transactions of the Partnership and TCAMP (for the period of March 30, 2001 through December 31, 2001) after the elimination of all inter-company accounts and transactions.

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

The Partnership's allocable share of operating income and/or losses in 402 Julia is 65.33%. For the year ended December 31, 2002, 402 Julia recorded an economic occupancy of 94% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 95%. For the year ended December 31, 2001, 402 Julia recorded an economic occupancy of 94% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 95%. 402 Julia has benefited from a relatively strong New Orleans market and continues to record stable operations. For the years ended December 31, 2002 and 2001, 402 Julia recorded net income of approximately $7,700 and $39,800, respectively which include depreciation and amortization for each of the years ended December 31, 2002 and 2001 of approximately $43,800. This decrease in net income is primarily due to structural repairs of approximately $18,000 and hallway and apartment painting of approximately $11,000 completed in 2002.

For the period of January 1, 2001 through March 29, 2001, the Partnership's allocable share of operating income and/or losses in TCAMP was 50%. Effective March 30, 2001, TCAMP's operating activity is consolidated with that of the Partnership. TCAMP operates in the competitive lowertown district of St. Paul, Minnesota. TCAMP had an economic occupancy of 90% and 95%, respectively for the years ended December 31, 2002 and 2001. TCAMP recorded a net loss of approximately $113,300 for the year ended December 31, 2002 which included depreciation and amortization of approximately $563,000. For the year ended December 31, 2001, TCAMP recorded a net loss of approximately $114,100 which included depreciation and amortization of approximately $558,800. TCAMP recorded a decrease in rental revenue of approximately $96,000, primarily due to a decrease in occupancy, which was offset by a decrease in real estate tax expense of approximately $70,000.

For the year ended December 31, 2002, Portland Lofts recorded an economic occupancy of 88% for its residential units and an economic occupancy of 91% for its commercial space for a combined economic occupancy of 89%. For the year ended December 31, 2001, Portland Lofts recorded an economic occupancy of 92% for its residential units and an economic occupancy of 95% for its commercial space for a combined economic occupancy of 93%. For the year ended December 31, 2002, Portland Lofts recorded net income of approximately $83,600 which included depreciation and amortization of approximately $236,900. For the year ended December 31, 2001, Portland Lofts recorded net income of approximately $94,800 which included depreciation and amortization of approximately $283,700. Portland Lofts recorded a decrease in rental revenue of approximately $47,000, primarily due to a decrease in occupancy. Portland Lofts recorded increases in professional fees of approximately $37,000, electricity costs of approximately $10,000 and local tax expenses of approximately $33,000, offset by a decreases in carpet replacement of approximately $20,000, painting of approximately $42,000 and repair and maintenance expenses of approximately $40,000. Professional fees increased due to an engineering study performed on the property. Electricity expense increased due to an increase in rates. Local taxes increased due to an increase in federal taxable income and a special assessment by the City of Portland charged to the property in relation to a local trolley project. Carpet replacement, painting and repair and maintenance expenses decreased due to hallway carpeting, exterior painting and deck repairs performed in 2001.

HPP'89 recorded a net loss, of approximately $375,600 for the year ended December 31, 2002 compared to a net loss of approximately $311,600 for the year ended December 31, 2001. This decrease was primarily caused by the following factors:

      A. Rental income increased for the year ended December 31, 2002 compared to the same period in 2001 as a result of the Partnership obtaining unilateral control over TCAMP and Portland Lofts during the year ended December 31, 2001. The consolidated statement of operations for the year ended December 31, 2002 include the revenue of TCAMP and Portland Lofts compared to the consolidated statements of operations for the year ended December 31, 2001 which include only the revenue of TCAMP for the period of March 30, 2001 through December 31, 2001.

      B. Interest and other income increased for the year ended December 31, 2002 compared to the same period in 2001 as a result of the Partnership obtaining unilateral control over TCAMP and Portland Lofts during the year ended December 31, 2001. The consolidated statement of operations for the year ended December 31, 2002 include the revenue of TCAMP and Portland Lofts compared to the consolidated statement of operations for the year ended December 31, 2001 which include only the revenue of TCAMP for the period of March 30, 2001 through December 31, 2001.

      C. Operating and administrative expenses increased slightly for the year ended December 31, 2002 as compared the year ended December 31, 2001, primarily as a result of an increase in professional fees.

      D. Property operating expenses, depreciation, and interest expense increased for the year ended December 31, 2002 compared to the same period in 2001 as a result of the Partnership obtaining unilateral control over TCAMP and Portland Lofts during the year ended December 31, 2001. The consolidated statement of operations for the year ended December 31, 2002 include the expenses of TCAMP and Portland Lofts compared to the consolidated statements of operations for the year ended December 31, 2001 which include only the expenses of TCAMP for the period of March 30, 2001 through December 31, 2001.

      E. Equity in income of Investee Entities decreased for the year ended December 31, 2002 as compared to the same period in 2001 primarily as a result of the Partnership obtaining unilateral control over TCAMP and Portland Lofts during the year ended December 31, 2001. Equity in income of Investee Entities for the year ended December 31, 2002 includes only the Partnership's allocable share of operating income from 402 Julia. Equity in income of Investee Entities for the year ended December 31, 2001 includes the Partnership's allocable share of operating income from 402 Julia and Portland Lofts for the period of January 1, 2001 through December 31, 2001 and the allocable share of operating income from TCAMP for the period of January 1, 2001 through March 29, 2001. Also, the

            Partnership's share of allocable operating income from 402 Julia decreased due to structural repairs and painting of hallways in 2002, as mentioned above.

Inflation and Other Economic Factors

Recent economic trends have kept inflation relatively low, although the Partnership cannot make any predictions as to whether recent trends will continue. The assets of the Partnership, principally investments in Investee Entities, are highly leveraged in view of the fact that each Investee property is subject to a long-term first mortgage loan. Operating expenses and rental revenue of each Investee property are subject to inflationary and other economic factors. Low rates of inflation could result in slower rental rate increases, and to the extent that these factors are outpaced by increases in property operating expenses (which could arise as a result of general economic circumstances such as an increase in the cost of energy or fuel, or from local economic circumstances), the operations of the Partnership and its Investees could be adversely affected. Actual deflation in prices generally would, in effect, increase the economic burden of the mortgage debt service with a corresponding adverse effect.

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

Item 7. Financial Statements

See the Consolidated Financial Statements of the Partnership included as part of this Annual Report on Form 10-KSB beginning on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III

Item 9. Director and Executive Officer of the Registrant.

            (a) Identification of Director and Executive Officer.

The following table sets forth the name and age of the director and executive officer of PAS and the offices held by such person.

        Name                       Office             Age
        ----                       ------             ---
Terrence P. Sullivan       President and Director      58

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

Terrence P. Sullivan, 58, is the founder and sole shareholder of Boston Capital Planning, a financial consulting and real estate syndication firm, and its wholly-owned subsidiary, Boston Bay Capital, Inc. (Boston Bay Capital). Founded in 1979, Boston Bay Capital was an NASD-Registered broker/dealer specializing in placement of interests in real estate limited partnerships which own historic and restoration properties. From 1979 through December 31, 1986, Boston Bay Capital participated in the placement of limited partnership interests in 98 real estate programs, approximately 60 of which were historic rehabilitation or restoration partnerships, placing a total of approximately $140,000,000 in equity. In addition, Boston Bay Capital served as dealer manager in connection with the sale of Units of limited partnership interest in Historic Preservation Properties Limited Partnership, Historic Preservation Properties 1988 Limited Partnership, the Partnership, and Historic Preservation Properties 1990 L.P. Tax Credit Fund, four public programs sponsored by the General Partner and an affiliate of the General Partner. Such public programs sold an aggregate of approximately $82 million of Units of limited partnership interest. From 1972 to 1978, Mr. Sullivan was Tax Shelter coordinator for the Boston office of White, Weld & Co., Inc., an investment banking firm. Mr. Sullivan graduated from Worcester Polytechnic Institute in 1968 with a Bachelor of Science degree in mechanical engineering.

He received a Masters in Business Administration from the University of Massachusetts (Amherst) in 1971. Mr. Sullivan served as a general partner of BBC Restoration Properties II Limited Partnership, which concluded its business affairs December 31, 1999. In addition, an entity controlled by Mr. Sullivan served as the general partner of Institutional Credit Partners Limited Partnership (ICP), a partnership organized to invest in a diversified portfolio of properties which qualify for low-income housing tax credits, Rehabilitation Tax Credits, or both. In 1989, ICP completed a private placement of $5,790,000 of limited partnership interest to corporations and other institutional investors. ICP concluded its business affairs December 31, 2000.

            (b) Significant Employees.

                  None.

            (c) Family Relationships.

                  None.

            (d) Legal Proceedings.

                  None.

            (e) Audit Committee Financial Expert.

PAS does not have an Audit Committee financial expert. The Partnership has owned it's investee entities since inception, the business of operating the real properties on a daily basis (collecting of rents, leasing, payment of operating expenses and repair and maintenance) is performed by professional independent management companies. The Partnership also has engaged an independent Asset Manager to facilitate the properties and Partnership operations.

PAS had adopted a code of ethics that applies to the President and Director of the general partner of the General Partner. The public may obtain a copy of PAS'S code of ethics upon written request without charge at Historic Preservation Properties 1989, LP, 45 Broad Street, 3rd Floor, Boston, MA 02109.

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

There were no expense reimbursements paid to or accrued, for the years ended December 31, 2002 and 2001.

For the years ended December 31, 2002 and 2001, the Partnership allocated to the General Partner unaudited taxable loss of $5,946 and $7,717, respectively.

Item 11. Unit Ownership of Certain Beneficial Owners and Management.

            (a) Unit Ownership of Certain Beneficial Owners.

No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 15, 2003. Pursuant to the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

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

            (b) Unit Ownership of Management.

No director or executive officer of PAS, Boston Capital Planning or their affiliates had any beneficial ownership of Units as of March 15, 2003. However, a former Vice President of Boston Capital Planning purchased 20 Units ($20,000) in the Partnership during 1989. No officer or director of PAS or Boston Capital Planning, nor any general partner of the General Partner, nor any of their respective affiliates, possesses the right to acquire Units.

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

            2. Exhibit 99 - General Partner's Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            3. Exhibit 99 - Asset Manager's Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K - The Partnership did not file any current reports on Form 8-K during the fourth quarter of 2002.

Item 14. Controls and Procedures.

The General Partner (performing similar functions of Chief Executive Officer and Chief Financial Officer) and Robert Gunn (President of GFI, performing similar functions of Financial Officer) have evaluated the effectiveness of the Partnership's disclosure controls and procedures as of February 28, 2003 and has determined there are sufficient internal controls in place for the Partnership, TCAMP, Portland Lofts and 402 Julia to effectively report all adjustments necessary in order to make the consolidated financial statements and footnotes, not misleading. Management has not made any changes to the internal controls or in other factors that could significantly affect internal controls, subsequent to the date of our most recent evaluation.

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

                               HISTORIC PRESERVATION PROPERTIES 1989
                                        LIMITED PARTNERSHIP

                               By: Boston Historic Partners Limited
                                    Partnership, General Partner

                                   By: Portfolio Advisory Services,
                                       Inc., General Partner


Date: March 14, 2003                    By: /s/ Terrence P. Sullivan
                                            ------------------------------------
                                            Terrence P. Sullivan,
                                             President

                                   and


Date: March 14, 2003                    By: /s/ Terrence P. Sullivan
                                            ------------------------------------
                                            Terrence P. Sullivan,
                                             General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                               Title
---------                               -----
                                        Individual General Partner of Boston
                                        Historic Partners Limited
/s/ Terrence P. Sullivan                Partnership and President, Principal
----------------------------            Executive Officer and Director of
Terrence P. Sullivan                    Portfolio Advisory Services, Inc.,
                                        General Partner of Boston Historic
Date: March 14, 2003                    Partners Limited Partnership.

                                        Principal Financial and Principal
                                        Accounting Officer of Portfolio
/s/ Terrence P. Sullivan                Advisory Services, Inc., General
----------------------------            Partner of Boston Historic Partners
Terrence P. Sullivan                    Limited Partnership

Date: March 14, 2003

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Historic Preservation Properties 1989 LP (the Partnership) on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report") the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

I, Terrence P. Sullivan, certify that:

1. I have reviewed this annual report on Form 10-KSB of Historic Preservation Properties 1989 Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. Registrant's other certifying person and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries and investee entity, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of February 28, 2003, ("Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Registrant's other certifying person and I have disclosed, based on our most recent evaluation, to the registrant's auditors:

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. Registrant's other certifying person and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 14, 2003                    /s/ Terrence P. Sullivan
                                        ----------------------------------------
                                        Terrence P. Sullivan
                                        General Partner
                                        (Performing similar functions of Chief
                                        Executive Officer and Chief Financial
                                        Officer)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Historic Preservation Properties 1989 LP (the Partnership) on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report") the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

I, Robert Gunn, certify that:

1. I have reviewed this annual report on Form 10-KSB of Historic Preservation Properties 1989 Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. Registrant's other certifying person and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries and investee entity, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of February 28, 2003, ("Evaluation Date"); and

      (d) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Registrant's other certifying person and I have disclosed, based on our most recent evaluation, to the registrant's auditors:

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (c) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. Registrant's other certifying person and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 14, 2003                    /s/ Robert Gunn
                                        ----------------------------------------
                                        Robert Gunn
                                        Asset Manager
                                        (Performing similar functions of
                                        Financial Officer)

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

An annual report will be furnished to unit holders subsequent to filing of this Form 10-KSB.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                        CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                          ANNUAL REPORT ON FORM 10-KSB

                                     ITEM 7

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                          Page
                                                                                                          ----
Consolidated Financial Statements of Historic Preservation
   Properties 1989 Limited Partnership

   Independent Auditors' Report .....................................................................      F-3
   Consolidated Balance Sheet as of December 31, 2002 ...............................................      F-4
   Consolidated Statements of Operations for the Years Ended December 31, 2002 and
     December 31, 2001 ..............................................................................      F-5
   Consolidated Statements of Partners' Equity (Deficit) for the Years Ended December 31, 2002 and
     December 31, 2001 ..............................................................................      F-6
   Consolidated Statements of Cash Flows for the Years Ended December 31, 2002 and
     December 31, 2001 ..............................................................................      F-7
   Notes to Consolidated Financial Statements .......................................................      F-8

                          INDEPENDENT AUDITORS' REPORT

The Partners
Historic Preservation Properties 1989 Limited Partnership
Boston, Massachusetts

We have audited the accompanying consolidated balance sheet of Historic Preservation Properties 1989 Limited Partnership (the Partnership) as of December 31, 2002, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Historic Preservation Properties 1989 Limited Partnership as of December 31, 2002, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.


      /s/ Lefkowitz, Garfinkel, Champi & DeRienzo P.C.

Providence, Rhode Island
February 15, 2003

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002

                                     ASSETS
INVESTMENT IN REAL ESTATE
     Land                                                          $  2,396,037
     Buildings and improvements                                      17,418,357
     Furniture and equipment                                            400,420
                                                                   ------------
                                                                     20,214,814
     Accumulated depreciation                                        (2,990,462)
                                                                   ------------
                                                                     17,224,352
                                                                   ------------

INVESTMENT IN INVESTEE ENTITY                                           469,131
                                                                   ------------

CASH AND CASH EQUIVALENTS
     Real estate operating                                            1,247,402
     Partnership                                                        477,132
                                                                   ------------
                                                                      1,724,534
                                                                   ------------

CASH AND CASH EQUIVALENTS, SECURITY DEPOSITS                            151,122

OTHER ASSETS                                                            190,803
ESCROW DEPOSITS                                                         110,417
DEFERRED COSTS, less accumulated amortization of $114,450               240,918
                                                                   ------------
                                                                   $ 20,111,277
                                                                   ============

LIABILITIES
     Mortgage notes payable                                        $ 18,887,524
     Accounts payable and accrued expenses                              477,565
     Security deposits                                                  134,020
                                                                   ------------
              Total liabilities                                      19,499,109
                                                                   ------------

COMMITMENTS (Note 5)

PARTNERS' EQUITY
     Limited Partners' Equity - Units of  Investor Limited
         Partnership Interest, $1,000 stated value
         per Unit-Issued and outstanding 26,588 units                   837,382
     General Partner's Deficit                                         (225,214)
                                                                   ------------
              Total partner's equity                                    612,168
                                                                   ------------
                                                                   $ 20,111,277
                                                                   ============

   The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE YEARS ENDED DECEMBER 31, 2002
                              AND DECEMBER 31, 2001

                                                      2002              2001
                                                  -----------       -----------
REVENUE:
     Rental income                                $ 4,209,042       $ 2,228,940
     Interest and other income                        103,341            81,960
                                                  -----------       -----------
                Total revenue                       4,312,383         2,310,900
                                                  -----------       -----------

EXPENSES:
     Operating and administrative                     357,004           323,912
     Property operating expenses:
           Payroll services                           400,652           227,017
           Utilities                                  404,417           258,182
           Real estate taxes                          337,689           274,432
           Other operating expenses                   944,612           479,119
     Depreciation and amortization                    799,868           423,730
                                                  -----------       -----------
                Total expenses                      3,244,242         1,986,392
                                                  -----------       -----------

INCOME FROM OPERATIONS                              1,068,141           324,508

INTEREST EXPENSE                                   (1,445,562)         (751,243)

EQUITY IN INCOME OF
     INVESTEE ENTITIES                                  1,792           115,140
                                                  -----------       -----------

NET LOSS                                          $  (375,629)      $  (311,595)
                                                  ===========       ===========

NET LOSS ALLOCATED
     TO GENERAL PARTNER                           $    (3,756)      $    (3,116)
                                                  ===========       ===========

NET LOSS ALLOCATED
     TO LIMITED PARTNERS                          $  (371,873)      $  (308,479)
                                                  ===========       ===========

NET LOSS PER UNIT OF
     INVESTOR LIMITED PARTNERSHIP
     INTEREST, BASED ON 26,588 UNITS
     ISSUED AND OUTSTANDING                       $    (13.99)      $    (11.60)
                                                  ===========       ===========

  The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                      FOR THE YEARS ENDED DECEMBER 31, 2002
                              AND DECEMBER 31, 2001

                                 Units of
                                 Investor        Investor
                                 Limited         Limited             General
                               Partnership       Partners'          Partner's
                                 Interest         Equity             Deficit             Total
                               -----------      -----------         ---------         -----------
BALANCE, December 31, 2000        26,588        $ 1,517,734         $(218,342)        $ 1,299,392

  Net loss                            --           (308,479)           (3,116)           (311,595)
                                  ------        -----------         ---------         -----------

BALANCE, December 31, 2001        26,588          1,209,255          (221,458)            987,797

  Net loss                            --           (371,873)           (3,756)           (375,629)
                                  ------        -----------         ---------         -----------

BALANCE, December 31, 2002        26,588        $   837,382         $(225,214)        $   612,168
                                  ======        ===========         =========         ===========

  The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31, 2002
                              AND DECEMBER 31, 2001

                                                                        2002            2001
                                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                       $  (375,629)    $  (311,595)
     Adjustment to reconcile net loss to
       net cash provided by operating activities:
         Depreciation                                                   757,521         403,871
         Amortization                                                    42,347          19,859
         Equity in income in Investee Entities (over) under
            distributions received                                       (1,792)        213,355
         Decrease (increase) in other assets                             (6,491)        246,194
         Increase in accounts payable and accrued expenses              114,079          82,014
         Decrease (increase) in security deposits, net                    1,717         (18,816)
                                                                    -----------     -----------
             Net cash provided by operating activities                  531,752         634,882
                                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures - building improvements                      (459,884)        (14,486)
     Decrease in escrow deposits, net                                    61,492         158,865
     Payment of deferred costs                                               --          (4,679)
     Cash provided by Investee Entities                                      --         508,159
                                                                    -----------     -----------
             Net cash provided by (used in) investing activities       (398,392)        647,859
                                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of mortgage principal                                    (236,466)        (82,716)
                                                                    -----------     -----------
             Cash used in financing activities                         (236,466)        (82,716)
                                                                    -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (103,106)      1,200,025

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          1,827,640         627,615
                                                                    -----------     -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                              $ 1,724,534     $ 1,827,640
                                                                    ===========     ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

         Cash paid for interest                                     $ 1,447,137     $   667,413
                                                                    ===========     ===========

  The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

(1)   ORGANIZATION AND GENERAL PARTNER - BHP

      Historic Preservation Properties 1989 Limited Partnership (the Partnership) was formed on September 1, 1988 under the Delaware Revised Uniform Limited Partnership Act. The purpose of the Partnership is to invest in a diversified portfolio of real properties, or entities investing in real properties, for which certain costs of rehabilitation have qualified for rehabilitation tax credits (Rehabilitation Tax Credits).

      Boston Historic Partners Limited Partnership (BHP), a Massachusetts limited partnership, is the general partner of the Partnership. BHP was formed in November 1986 for the purpose of organizing, syndicating and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships). As of December 31, 2002, BHP had established three such partnerships, including the Partnership.

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

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation

      As of March 30, 2001, and as further discussed in Note 3, the Partnership holds a 99% membership interest in The Cosmopolitan at Mears Park, LLC (TCAMP), a Delaware limited liability company. Effective March 30, 2001, all operating and financial policy decisions of TCAMP are controlled by the Partnership.

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

      The consolidated financial statements as of and for the year ended December 31, 2002 include the accounts and transactions of the Partnership, TCAMP and Portland Lofts after the elimination of all intercompany accounts and transactions. The consolidated statements of operations and cash flows for the year ended December 31, 2001 include the transactions of the Partnership, and TCAMP effective as of March 30, 2001, after the elimination of all intercompany transactions. Partners' equity as of December 31, 2001 reflects the consolidation of the accounts of Portland Lofts, after elimination of intercompany accounts, into the Partnership's consolidated balance sheet effective December 31, 2001 as more fully discussed in Note 3. Members' equity of TCAMP has been classified as partners' equity in the accompanying consolidated financial statements. The Partnership and its consolidated entities are collectively referred to herein as HPP'89.

      Under the principles of consolidation, losses and other charges applicable to the minority interest which exceed the minority interest in equity capital of the minority interest are charged against the controlling interest since there is no obligation for the minority interest to make good such losses or other charges. Once the minority interest has been reduced to zero, future earnings of the minority interest are credited to the controlling interest to the extent of the losses or other charges applicable to the minority interest which have been charged against the controlling interest. At December 31, 2002, the minority interest in TCAMP has been reduced to zero and cumulative losses and other charges applicable to the minority interest which have been charged against the Partnership total $3,845.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2002

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

      Acquisition of assets and expenditures incurred that extend the useful life of the related assets are capitalized. Expenditures for maintenance and repairs, including major repairs and replacements made as part of a periodic maintenance program to restore the assets repaired to substantially original condition, are expensed as incurred.

      Effective January 1, 2002, HPP'89 adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that property and equipment held and used by HPP'89 be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is required to be recognized if the sum of the expected future cash flows, undiscounted and excluding interest expense, from the use of the asset is less than the carrying value of the asset. The adoption of SFAS No. 144 did not have a material effect on the accompanying consolidated financial statements.

      Cash, Cash Equivalents and Concentration of Credit Risk

      HPP'89 considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2002, cash equivalents totaled $1,465,825.

      At December 31, 2002, HPP'89 had $1,072,742 of cash and cash equivalents on deposit in a bank in excess of amounts insured by the Federal Deposit Insurance Corporation. Also at December 31, 2002, HPP'89 had $477,948 of Massachusetts' municipal money market funds which are not insured or guaranteed.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2002

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Deferred Costs

      Deferred costs relating to mortgage notes and commercial leases are amortized on a straight-line basis over their respective terms.

      Revenue Recognition

      Revenue, principally under annual operating leases, is recorded when due. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

      Income Taxes

      No provision (benefit) for income taxes is reflected in the accompanying consolidated financial statements. Partners of the Partnership are required to report on their tax returns their allocable share of income, gains, losses, deductions and credits determined on a tax basis.

      Recently Issued Accounting Pronouncements

      The Financial Accounting Standards Board recently issued the following relevant accounting pronouncements:

            SFAS No. 143, Accounting for Asset Retirement Obligations, addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs and is effective for years beginning after June 15, 2002.

            SFAS No. 145, Recession of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, rescinds certain previously issued statements and amends or makes technical corrections to other authoritative guidance and is effective for years beginning after May 15, 2002.

            Financial Accounting Standards Board (FASB) Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, elaborates on required disclosures and clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the guarantee and is effective for guarantees issued or modified after December 31, 2002.

            FASB Interpretation No. 46, Consolidation of Variable Interest Entities, addresses the decision whether or not to consolidate interests in a variable interest entity and is effective for years beginning after June 15, 2003.

      HPP'89 does not expect that the adoption of these new standards and interpretations, where applicable, will have a material effect on its consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2002

(3)   INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITIES

      On March 30, 2001, the Partnership obtained unilateral control over the major operating and financial policies of TCAMP and obtained unilateral control over the major operating and financial policies of Portland Lofts at the close of business on December 31, 2001. The Investee Entity's (402 Julia Street Associates LP) agreement in general, provides for a sharing of management duties and decisions among the Partnership and the local general partner. Significant Investee Entity decisions require the approval of both the Partnership and the local general partner. In addition, 402 Julia Street Associates LP has entered into various agreements with its local general partner (or its affiliates), to provide development, management and other services, for which the local general partner (or its affiliates), are paid fees by 402 Julia Street Associates LP.

      Following is a summary of information regarding Real Estate investments and the Investee Entity investment.

      THE COSMOPOLITAN AT MEARS PARK, LLC (TCAMP), a Limited Liability Company, was formed on March 15, 1996, under the Delaware Limited Liability Company Act. Upon the formation of TCAMP, the Partnership contributed land, building and improvements and furniture and equipment, and certain other assets and liabilities, to TCAMP for a 50% ownership interest. The purpose of TCAMP is to engage in investment in, and operation of, real estate. TCAMP owns a residential apartment complex containing 255 residential units and approximately 2,250 square feet of commercial space located at 250 6th Street, St. Paul, Minnesota. Profits and losses are allocated to the members, and distributions from TCAMP to the Partnership and the other member are subject to the order of distribution, as specified in the Operating Agreement of TCAMP. The liability of the members of TCAMP for losses, debts and obligations of TCAMP is limited to their capital contributions, except under applicable law members may, under certain circumstances, be liable to TCAMP to the extent of previous distributions received by the members in the event TCAMP does not have sufficient assets to satisfy its liabilities.

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

      The Partnership recorded a loss of $62,952 (adjusted for consolidation) for the period January 1, 2001 through March 29, 2001 from the TCAMP investment under the equity method of accounting. The Partnership received cash distributions of $172,500 from TCAMP for the year ended December 31, 2001.

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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2002

(3)   INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITIES (CONTINUED)

      During September 2001, the Partnership pursued certain rights contained within the Portland Lofts' Partnership Agreement. At the close of business on December 31, 2001, the Partnership, Portland Lofts and the local general partner entered into an agreement whereby the local general partner withdrew from Portland Lofts and assigned its .9% general partnership interest and .1% limited partnership interest to Portland Lofts Apartments, LLC (a Delaware Limited Liability Company formed on December 14, 2001 and owned 99.9% by the Partnership and .1% by BHP) and paid a withdrawal fee of $250,000 to Portland Lofts. Effective at the close of business on December 31, 2001, HPP'89 and Portland Lofts Apartments, LLC owns a 99.9% general partnership interest and .001% limited partnership interest in Portland Lofts.

      For the year ended December 31, 2001, the Partnership recorded under the equity method of accounting $93,894 of income related to its allocable share of net income in, and $61,461 of distributions received from, Portland Lofts. The Partnership received cash distributions of $156,000 from Portland Lofts for the year ended December 31, 2001.

      402 JULIA STREET ASSOCIATES LIMITED PARTNERSHIP (402 Julia) is a Delaware limited partnership formed on July 25, 1989 to acquire, construct, rehabilitate, operate and manage a building containing 24 residential units and approximately 3,900 net rentable square feet of commercial space located at 402 Julia Street, New Orleans, Louisiana.

      On September 16, 1993, the Partnership sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. The Partnership percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale require annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. At December 31, 2002, the remaining uncollected payments total $53,500, which are secured by the interest sold to the developer general partner, and are included in other assets.

      Under the equity method of accounting, the Partnership recorded income from the 402 Julia Investment of $5,044 and $25,989, respectively, and amortization expense of $3,252, for the years ended December 31, 2002 and 2001.

      The summary balance sheet and summary statement of operations of the Investee Entity(ies) as of and for the year ended December 31, 2002, and summary combined statement of operations for the year ended December 31, 2001, are as follows. The combined summary statement of operations for the year ended December 31, 2001 includes 402 Julia, Portland Lofts, and the activity of TCAMP for the period of January 1, 2001 through March 29, 2001.

                                          SUMMARY BALANCE SHEET
                                                 ASSETS
         Land                                                                        $  132,800
         Buildings and improvements (net of accumulated depreciation of $513,747)     1,067,824
         Cash and cash equivalents                                                      254,424
          Other assets, less accumulated amortization of $18,959                        101,605
                                                                                     ----------
                          Total assets                                               $1,556,653
                                                                                     ==========
                                    LIABILITIES AND PARTNERS' EQUITY
      Liabilities
         Mortgage note payable                                                       $1,042,381
         Other liabilities                                                               42,932
                                                                                     ----------
                Total liabilities                                                     1,085,313
                                                                                     ----------

      Partners' equity:
         HPP'89                                                                         409,433
         Other partners                                                                  61,907
                                                                                     ----------
                     Total partners' equity                                             471,340
                                                                                     ----------
                               Total liabilities and partners' equity                $1,556,653
                                                                                     ==========

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2002

(3)   INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITIES (CONTINUED)

                         SUMMARY STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                  AND COMBINED SUMMARY STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                   2002         2001
                                                 --------    ----------
      Revenue:
            Rental revenue                       $256,903    $2,403,424
            Interest and other income              13,410        47,385
                                                 --------    ----------
                Total revenue                     270,313     2,450,809
                                                 --------    ----------
      Expenses:
            Operating expenses                    148,565     1,005,925
            Depreciation and amortization          43,832       464,330
            Interest expense                       70,195       840,105
                                                 --------    ----------
                Total expenses                    262,592     2,310,360
                                                 --------    ----------

      Net income from operations                 $  7,721    $  140,449
                                                 ========    ==========
      Net income allocated to HPP'89             $  5,044    $  122,796
                                                 ========    ==========
      Net income allocated to other partners     $  2,677    $   17,653
                                                 ========    ==========

(3)   MORTGAGE NOTES PAYABLE

      TCAMP's mortgage note payable bears interest at 6.995%, amortizes over a 30-year schedule, and requires monthly principal and interest payments totaling $93,095 with the unpaid principal balance under the mortgage note payable on May 1, 2011. The mortgage note payable is secured by TCAMP's property, rents, and assignment of leases. The mortgage note requires monthly escrow deposits for real estate taxes, insurance escrow and replacement reserves of $27,356, $5,926, and $5,313, respectively.

      Portland Lofts' mortgage note payable bears interest at 9%, amortizes over a 25-year schedule, requires monthly payments of principal and interest of $47,205, and matures on July 1, 2006, at which time all unpaid principal and interest is due. The mortgage note payable is secured by Portland Lofts' property, rents and assignment of leases.

      As of December 31, 2002, annual maturities of the mortgage notes payable for the next five years are as follows:

               Year Ending December 31,                 Amount
               ------------------------               ----------
                        2003                          $  255,887
                        2004                             274,136
                        2005                             299,519
                        2006                           4,915,863
                        2007                             191,270

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2002

(5)   RELATED PARTY TRANSACTION AND COMMITMENTS

      TCAMP entered into a management agreement with Claremont Management Limited Liability Company (CMLLC) to manage the property. The sole shareholder of CMLLC is related to the other member of TCAMP. The agreement expires on September 30, 2003 and automatically renews thereafter on an annual basis, unless terminated earlier as provided for in the agreement. The management agreement required the payment of a management fee through March 29, 2001 of 4% of gross receipts, as defined in the agreement, plus the reimbursement of all CMLLC's costs of providing these services. As of March 30, 2001, the management agreement was amended to adjust the rate to 3% of gross receipts. Management fees under the management agreement totaled $87,007 and $90,511, respectively, for the years ended December 31, 2002 and 2001. Expense reimbursements to CMLLC for the years ended December 31, 2002 and 2001 totaled $345,410 and $277,992, respectively.

      Portland Lofts entered into a management agreement with an unrelated party to manage the property for a fee of 3% of the gross receipts as defined in the agreement. The agreement expires July 1, 2003 and automatically renews thereafter on an annual basis, unless terminated earlier as provided for in the agreement.

      The Partnership engages Gunn Financial, Incorporated (GFI), an unaffiliated Massachusetts corporation, to provide accounting, asset management and investor services. GFI provides such services for an annual management fee of $54,000 plus reimbursement of all its costs of providing these services. The agreement expires on the earlier of June 30, 2006 or liquidation of the Partnership, as defined. For the years ended December 31, 2002 and 2001, GFI was reimbursed $168,931 and $194,036 respectively, for operating costs.

      Effective April 1, 2001, the Partnership and TCAMP have committed to pay the principal of GFI $5,000 per month for direct mortgage services and operational management provided by him for TCAMP. The agreement continues in effect until such services are no longer rendered. For the years ended December 31, 2002 and 2001, the principal of GFI was paid $60,000 and $45,000, respectively, for these services.

      On October 1, 2002, Portland Lofts entered into a contract for exterior building repairs and maintenance work. The date of commencement of the work shall begin February 1, 2003. Such contract totals $428,000 and is expected to be paid for from the cash reserves of the Partnership and Portland Lofts.

(6)   MINIMUM FUTURE RENTALS UNDER OPERATING LEASES

      Portland Lofts rents space to commercial tenants under operating leases of varying terms expiring through 2012. As of December 31, 2002, Portland Lofts had entered into seven commercial leases covering 71% (unaudited) of the building's net rentable commercial space and seven commercial tenants under month-to-month leases. Three commercial tenants comprise approximately 50% of commercial rental income under noncancellable commercial leases for the year ended December 31, 2002.

      At December 31, 2002, minimum future rentals, excluding reimbursement of real estate taxes and certain operating expenses, to be received under noncancellable commercial leases for each of the next five years are as follows:

               Year Ending December 31,                 Amount
               ------------------------               ----------
                         2003                         $  250,197
                         2004                            163,004
                         2005                             76,772
                         2006                             60,461
                         2007                             45,703

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2002

(6)   MINIMUM FUTURE RENTALS UNDER OPERATING LEASES (CONTINUED)

      The above amounts do not include additional rentals that will become due as a result of escalation provisions in the commercial leases.

      In most cases, management expects that in the normal course of business, commercial leases will be renewed or replaced by other leases and month-to-month arrangements will be continued or replaced by other leases.

(7)   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of cash and cash equivalents, cash and cash equivalents security deposits, other assets, escrow deposits, accounts payable and accrued expenses, and security deposits at December 31, 2002 approximate their fair values due to their short maturities. The fair value of the mortgage notes payable at December 31, 2002 approximate their carrying amount based on the interest rates available for similar financing arrangements. All financial instruments are held for non-trading purposes.

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

10(l) Second Amended and Restated Settlement Agreement between Fleet and Jenkins Court (filed as Exhibit No. 10(l) to the
                  Partnership's Form 10-K as of December 31, 1992 and incorporated herein by this reference).

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

10(t) Documents relating to the amendment of loan documents by and between Historic Preservation Properties 1989 Limited
                  Partnership and Mellon Bank, N.A. (all dated December 28,
                  1994, but executed January 4, 1995), (filed as Exhibit 10(t) to the Partnership's Form 10- K as of December 31, 1994 and incorporated herein by the reference).

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

10(kk)            Fourth Amendment to Forbearance Agreement between Historic
                  Preservation Properties 1989, L.P. and East Bank Angel Joint
                  Venture, dated March 20, 2001(filed as Exhibit No. 10 (kk) I to the Partnership's Form 10-KSB as of December 31, 2001 and incorporated herein by this reference).

10(ll)            Fifth Amendment to Forbearance Agreement between Historic
                  Preservation Properties 1989, L.P. and East Bank Angel Joint
                  Venture, dated June 20, 2001(filed as Exhibit No. 10 (ll) I to the Partnership's Form 10-KSB as of December 31, 2001 and incorporated herein by this reference).

10(mm)            Operating Agreement of Portland Lofts Apartment LLC, dated
                  December 14, 2001 (filed as Exhibit No. 10 (mm) to the
                  Partnership's Form 10-KSB as of December 31, 2001 and incorporated herein by this reference).

10(nn) Documents relating to the Withdrawal of the Developer from Portland Lofts Associates, LP:

                  I. Sixth Forbearance Agreement and withdrawal agreement between Portland Lofts Associates Limited Partnership,
                        Historic Preservation

                        Properties 1989, Limited Partnership, East Bank Angel
                        Joint Venture and Joseph W. Angel, dated December 31,
                        2001 (filed as Exhibit No. 10 (nn) I to the
                        Partnership's Form 10-KSB as of December 31, 2001 and incorporated herein by this reference).

                  II.   Assignment and Assumption Agreement between East Bank
                        Angel Joint Venture (general partner interest) and
                        Portland Lofts Apartments, LLC, dated December 31,
                        2001(filed as Exhibit No. 10 (nn) II to the
                        Partnership's Form 10-KSB as of December 31, 2001 and incorporated herein by this reference).

                  III.  Assignment and Assumption Agreement between East Bank
                        Angel Joint Venture (limited partner interest) and
                        Portland Lofts Apartments, LLC, dated December 31, 2001
                        (filed as Exhibit No. 10 (nn) III to the Partnership's
                        Form 10-KSB as of December 31, 2001 and incorporated herein by this reference).

                  IV.   First Amendment to Amended and Restated Agreement of
                        Limited Partnership dated December 31, 2001 (filed as
                        Exhibit No. 10 (nn) IV to the Partnership's Form 10-KSB as of December 31, 2001 and incorporated herein by this reference).

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