Form 10QSB
period 2003-03-31
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 2003-05-14
CIK 839614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended    March 31, 2003

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from              to

Commission File Number 33-24129

            Historic Preservation Properties 1989 Limited Partnership
            ---------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                                    Delaware
         (State or Other Jurisdiction of Incorporation or Organization)

                                   04-3021042
                                   -----------
                      (I.R.S. Employer Identification No.)

             45 Broad Street, 3rd Floor, Boston, Massachusetts 02109
             -------------------------------------------------------
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number, (617) 422-5815

 -------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes   No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Transitional Small Business Disclosure Format (Check one):
Yes   No

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                                   FORM 10-QSB

                                 MARCH 31, 2003

                                TABLE OF CONTENTS

PART  I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet ............................      3

         Consolidated Statements of Operations .................      4

         Consolidated Statements of Partners' Equity (Deficit) .      5

         Consolidated Statements of Cash Flows .................      6

         Notes to Consolidated Financial Statements ............   7-12

Item 2.  Management's Discussion and Analysis
               or Plan of Operation ............................  13-16

Item 3.  Controls and Procedures ...............................     16

PART II  -  Other Information ..................................     17

Signatures .....................................................     18

Certifications .................................................  19-20

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)

                                   ASSETS
INVESTMENT IN REAL ESTATE
   Land ....................................................   $  2,396,037
   Buildings and improvements ..............................     17,616,819
   Furniture and equipment .................................        400,420
                                                               ------------
                                                                 20,413,276
   Accumulated depreciation ................................     (3,182,015)
                                                               ------------
                                                                 17,231,261
                                                               ------------
INVESTMENT IN INVESTEE ENTITY ..............................        447,603
                                                               ------------
CASH AND CASH EQUIVALENTS
   Real estate operating ...................................      1,222,535
   Partnership .............................................        354,955
                                                               ------------
                                                                  1,577,490
                                                               ------------
CASH AND CASH EQUIVALENTS, SECURITY DEPOSITS ...............        148,576

OTHER ASSETS ...............................................        157,517
ESCROW DEPOSITS ............................................        194,161
DEFERRED COSTS, less accumulated amortization of $123,637 ..        231,730
                                                               ------------
                                                               $ 19,988,338
                                                               ============
                    LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
   Mortgage notes payable ..................................   $ 18,822,135
   Accounts payable and accrued expenses ...................        555,867
   Security deposits .......................................        139,013
                                                               ------------
         Total liabilities .................................     19,517,015
                                                               ------------
COMMITMENTS (Note 5)

PARTNERS' EQUITY
   Limited Partners' Equity - Units of  Investor Limited
      Partnership Interest, $1,000 stated value
      per Unit-Issued and outstanding 26,588 units .........        697,945
   General Partner's Deficit ...............................       (226,622)
                                                               ------------
         Total partners' equity ............................        471,323
                                                               ------------
                                                               $ 19,988,338
                                                               ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                            2003              2002
                                            ----              ----
REVENUE:
   Rental income                          $ 1,025,283       $ 1,045,038
   Interest and other income                   25,914            22,875
                                          -----------       -----------
        Total revenue                       1,051,197         1,067,913
                                          -----------       -----------
EXPENSES:
   Operating and administrative                98,835            83,169
   Property operating expenses:
           Payroll services                    96,313            87,620
           Utilities                          119,994           104,329
           Real estate taxes                   84,578           101,784
           Other operating expenses           214,977           199,087
   Depreciation and amortization              200,740           200,190
                                          -----------       -----------
               Total expenses                 815,437           776,179
                                          -----------       -----------

INCOME FROM OPERATIONS                        235,760           291,734

INTEREST EXPENSE                              355,077           359,786

EQUITY IN INCOME (LOSS) OF
     INVESTEE ENTITY                          (21,528)            7,716
                                          -----------       -----------

NET LOSS                                  $  (140,845)      $   (60,336)
                                          ===========       ===========

NET LOSS ALLOCATED
     TO GENERAL PARTNER                   $    (1,408)      $      (603)
                                          ===========       ===========
NET LOSS ALLOCATED
   TO LIMITED PARTNERS                    $  (139,437)      $   (59,733)
                                          ===========       ===========
NET LOSS PER UNIT OF
   INVESTOR LIMITED PARTNERSHIP
   INTEREST, BASED ON 26,588 UNITS
   ISSUED AND OUTSTANDING                 $     (5.24)      $     (2.25)
                                          ===========       ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                  FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                   Units of
                                   Investor       Investor
                                   Limited         Limited           General
                                  Partnership     Partners'         Partner's
                                   Interest        Equity            Deficit           Total
                                   --------        ------            -------           -----
BALANCE, December 31, 2001           26,588      $ 1,209,255       $  (221,458)      $   987,797
  Net loss                               --         (371,873)           (3,756)         (375,629)
                                  ---------      -----------       -----------       -----------
BALANCE, December 31, 2002           26,588          837,382          (225,214)          612,168
  Net loss (unaudited)                   --         (139,437)           (1,408)         (140,845)
                                  ---------      -----------       -----------       -----------
BALANCE, March 31, 2003              26,588      $   697,945       $  (226,622)      $   471,323
(unaudited)
                                     ======      ===========       ===========       ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)


                                                                  2003              2002
                                                                  ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $  (140,845)      $   (60,336)
   Adjustment to reconcile net loss to
     net cash provided by operating activities:
      Depreciation                                                191,553           190,560
      Amortization                                                  9,187             9,630
      Equity in income in Investee Entities (over) under
         distributions received                                    21,528            (7,716)
      Decrease in other assets                                     33,286            32,048
      Increase (decrease) in accounts payable and
         accrued expenses                                         (63,155)           27,915
      Decrease in security deposits, net                            7,539               515
                                                              -----------       -----------
         Net cash provided by operating activities                 59,093           192,616
                                                              -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures - building improvements                   (57,004)               --
   Increase in escrow deposits, net                               (83,744)          (88,480)
                                                              -----------       -----------
         Net cash used in investing activities                   (140,748)          (88,480)
                                                              -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of mortgage principal                                 (65,389)          (60,713)
                                                              -----------       -----------
         Cash used in financing activities                        (65,389)          (60,713)
                                                              -----------       -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (147,044)           43,423

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  1,724,534         1,827,640
                                                              -----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 1,577,490       $ 1,871,063
                                                              ===========       ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid for interest                               $   355,511       $   360,188
                                                              ===========       ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

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

      Boston Historic Partners Limited Partnership (BHP), a Massachusetts limited partnership, is the general partner of the Partnership. BHP was formed in November 1986 for the purpose of organizing, syndicating and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships). As of March 31, 2003, BHP had established three such partnerships, including the Partnership.

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

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in HPP'89's form 10-KSB for the year ended December 31, 2002.

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

      The consolidated financial statements as of and for the three months ended March 31, 2003 and 2002 include the accounts and transactions of the Partnership, TCAMP and Portland Lofts after the elimination of all intercompany accounts and transactions. Members' equity of TCAMP has been classified as partners' equity in the accompanying consolidated financial statements. The Partnership and its consolidated entities are collectively referred to herein as HPP'89.

      Under the principles of consolidation, losses and other charges applicable to the minority interest which exceed the minority interest in equity capital of the minority interest are charged against the controlling interest since there is no obligation for the minority interest to make good such losses or other charges. Once the minority interest has been reduced to zero, future earnings of the minority interest are credited to the controlling interest to the extent of the losses or other charges applicable to the minority interest which have been charged against the controlling interest. At March 31, 2003, the minority interest in TCAMP has been reduced to zero and cumulative losses and other charges applicable to the minority interest which have been charged against the Partnership total $6,795.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Investment in Investee Entity

      The Partnership accounts for its investment in its Investee Entity (Investee Entity) under the equity method. In general, under the equity method of accounting for investments, the investment is recorded at cost and the current allocable portion of earnings (losses) of an Investee Entity is recorded as income (loss) with a corresponding increase (decrease) to the investment account. The allocable portion of losses of an Investee Entity are not recorded after the respective investment account is reduced to zero. The allocable portion of earnings of an Investee Entity are not recorded until all previously unrecorded losses are absorbed.

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

      Cash, Cash Equivalents and Concentration of Credit Risk

      HPP'89 considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At March 31, 2003, cash equivalents totaled $1,475,380.

      At March 31, 2003, HPP'89 had $652,504 of cash and cash equivalents on deposit in banks in excess of amounts insured by the Federal Deposit Insurance Corporation. Also at March 31, 2003, HPP'89 had $679,098 of Massachusetts' municipal money market funds which are not insured or guaranteed.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)

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

(3)   INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITY

      The Investee Entity's (402 Julia Street Associates LP) agreement, in general, provides for a sharing of management duties and decisions among the Partnership and the local general partner. Significant Investee Entity decisions require the approval of both the Partnership and the local general partner. In addition, 402 Julia Street Associates LP has entered into various agreements with its local general partner (or its affiliates), to provide development, management and other services, for which the local general partner (or its affiliates), are paid fees by 402 Julia Street Associates LP.

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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)

(3)   INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITY (CONTINUED)

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

      During September 2001, the Partnership pursued certain rights contained within the Portland Lofts' Partnership Agreement. At the close of business on December 31, 2001, the Partnership, Portland Lofts and the local general partner entered into an agreement whereby the local general partner withdrew from Portland Lofts and assigned its .9% general partnership interest and .1% limited partnership interest to Portland Lofts Apartments, LLC (a Delaware Limited Liability Company formed on December 14, 2001 and owned 99.9% by the Partnership and .1% by BHP) and paid a withdrawal fee of $250,000 to Portland Lofts. Effective at the close of business on December 31, 2001, HPP'89 and Portland Lofts Apartments, LLC own a 99.9% general partnership interest and .1% limited partnership interest in Portland Lofts.

      402 JULIA STREET ASSOCIATES LIMITED PARTNERSHIP (402 Julia) is a Delaware limited partnership formed on July 25, 1989 to acquire, construct, rehabilitate, operate and manage a building containing 24 residential units and approximately 3,900 net rentable square feet of commercial space located at 402 Julia Street, New Orleans, Louisiana.

      On September 16, 1993, the Partnership sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. The Partnership percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale require annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. At March 31, 2003, the remaining uncollected payments total $53,500, which are secured by the interest sold to the developer general partner, and are included in other assets.

      Under the equity method of accounting, the Partnership recorded income
      (loss) from the 402 Julia Investment of ($20,715) and $8,529, respectively, and amortization expense of $813, for the three months ended March 31, 2003 and 2002.

      The summary balance sheet and summary statement of operations of the Investee Entity as of and for the three months ended March 31, 2003 and 2002, are as follows.

                           SUMMARY BALANCE SHEET
                              MARCH 31, 2003
                                  ASSETS
   Land                                                         $  132,800
   Buildings and improvements (net of accumulated
     depreciation of $523,632)                                   1,057,939
   Cash and cash equivalents                                       238,117
    Other assets, less accumulated amortization of $20,032          85,018
                                                                ----------
      Total assets                                              $1,513,874
                                                                ==========
                     LIABILITIES AND PARTNERS' EQUITY
Liabilities:
   Mortgage note payable                                        $1,038,521
   Other liabilities                                                35,721
                                                                ----------
      Total liabilities                                          1,074,242
                                                                ----------
Partners' equity:
  HPP'89                                                           388,718
  Other partners                                                    50,914
                                                                ----------
    Total partners' equity                                         439,632
                                                                ----------
      Total liabilities and partners' equity                    $1,513,874
                                                                ==========

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)

(3)   INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITY (CONTINUED)

                         SUMMARY STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                     2003           2002
                                                     ----           ----
Revenue:
    Rental revenue                                 $ 61,663       $ 65,934
    Interest and other income                         1,784          2,176
                                                   --------       --------
        Total revenue                                63,447         68,110
                                                   --------       --------
Expenses:
    Operating expenses                               66,806         26,455
    Depreciation and amortization                    10,958         10,958

    Interest expense                                 17,391         17,641
                                                   --------       --------
        Total expenses                               95,155         55,054
                                                   --------       --------
Net income (loss)  from operations                 $(31,708)      $ 13,056
                                                   ========       ========
Net income (loss) allocated to HPP'89              $(20,715)      $  8,529
                                                   ========       ========
Net income (loss) allocated to other partners      $(10,993)      $  4,527
                                                   ========       ========

(4)   MORTGAGE NOTES PAYABLE

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

      As of March 31, 2003, annual maturities of the mortgage notes payable for the next five years are as follows:

              Year Ending December 31,                      Amount
              ------------------------                      ------
                              2003                       $  190,498
                              2004                          274,136
                              2005                          299,519
                              2006                        4,915,863
                              2007                          191,270

(5)   RELATED PARTY TRANSACTION AND COMMITMENTS

      TCAMP entered into a management agreement with Claremont Management Limited Liability Company (CMLLC) to manage the property. The sole shareholder of CMLLC is related to the other member of TCAMP. The agreement expires on September 30, 2003 and automatically renews thereafter on an annual basis, unless terminated earlier as provided for in the agreement. The management agreement requires the payment of a management fee of 3% of gross receipts, as defined in the agreement, plus the reimbursement of all CMLLC's costs of providing these services. Management fees under the management agreement totaled $21,146 and $21,642, respectively, for the three months ended March 31, 2003 and 2002. Expense reimbursements to CMLLC for the three months ended March 31, 2003 and 2002 totaled $80,219 and $110,495, respectively.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003
                                   (UNAUDITED)

(5)   RELATED PARTY TRANSACTION AND COMMITMENTS (CONTINUED)

      Portland Lofts entered into a management agreement with an unrelated party to manage the property for a fee of 3% of the gross receipts as defined in the agreement. The agreement expires July 1, 2003 and automatically renews thereafter on an annual basis, unless terminated earlier as provided for in the agreement.

      The Partnership engages Gunn Financial, Incorporated (GFI), an unaffiliated Massachusetts corporation, to provide accounting, asset management and investor services. GFI provides such services for an annual management fee of $54,000 plus reimbursement of all its costs of providing these services. The agreement expires on the earlier of June 30, 2006 or liquidation of the Partnership, as defined. For the three months ended March 31, 2003 and 2002, GFI was reimbursed $63,534 and $40,950, respectively, for operating costs.

      Effective April 1, 2001, the Partnership and TCAMP have committed to pay the principal of GFI $5,000 per month for direct mortgage services and operational management provided by him for TCAMP. The agreement continues in effect until such services are no longer rendered. For each of the three months ended March 31, 2003 and 2002, the principal of GFI was paid $15,000 for these services.

      On October 1, 2002, Portland Lofts entered into a contract for exterior building repairs and maintenance work. The work commenced on February 1, 2003. The contract totals $443,711 (inclusive of change orders) and as of March 31, 2003, approximately 45% of the contract had been completed. As of March 31, 2003, $57,000 had been paid on this contract and $141,458 has been accrued and is included in accounts payable and accrued expenses at March 31, 2003. These amounts are expected to be paid from the cash reserves of Portland Lofts.

(6)   MINIMUM FUTURE RENTALS UNDER OPERATING LEASES

      Portland Lofts rents space to commercial tenants under operating leases of varying terms expiring through 2012. As of March 31, 2003, Portland Lofts had entered into twelve commercial leases covering 80% of the building's net rentable commercial space and five commercial month-to-month leases. For the three months ended March 31, 2003, three commercial tenants comprised approximately 46% of commercial rental income under noncancellable commercial leases.

      At March 31, 2003, minimum future rentals, excluding reimbursement of real estate taxes and certain operating expenses, to be received under noncancellable commercial leases are as follows:

              Year Ending December 31,                 Amount
              ------------------------                 ------
                             2003                    $214,949
                             2004                     218,432
                             2005                     191,612
                             2006                     163,421
                             2007                     144,703
                          Thereafter                  269,885

      In most cases, management expects that in the normal course of business, commercial leases will be renewed or replaced by other leases and month-to-month arrangements will be continued or replaced by other leases.

(7)   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of cash and cash equivalents, cash and cash equivalents security deposits, other assets, escrow deposits, accounts payable and accrued expenses, and security deposits at March 31, 2003 approximate their fair values due to their short maturities. The fair value of the mortgage notes payable at March 31, 2003 approximate their carrying amount based on the interest rates available for similar financing arrangements. All financial instruments are held for non-trading purposes.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                 MARCH 31, 2003

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

The Company's significant accounting policies are disclosed in the footnotes to HPP'89's consolidated financial statements. Management believes the following significant accounting policies also are considered critical accounting policies:

      HPP'89 capitalizes as investment in real estate the initial acquisition of property and equipment and those expenditures incurred that extend the useful life of the related assets. Expenditures for maintenance and repairs, including major repairs and replacements made as part of a periodic maintenance program to restore the assets repaired to substantially original condition, are expensed as incurred. For the three months ended March 31, 2003, we did not expense any major repairs and/or replacements.

      HPP'89 reviews its long-lived assets, principally investment in real estate, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is required to be recognized if the sum of the expected future cash flows, undiscounted and excluding interest expense, from the use of the asset is less than the carrying value of the asset. For the three months ended March 31, 2003, we did not recognize an impairment loss.

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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                 MARCH 31, 2003
                                   (CONTINUED)

As of March 31, 2003, the Partnership had $354,955 of total cash and cash equivalents. The Partnership's cash is used primarily to fund general and administrative expenses of managing the public fund. The Partnership's only source of short-term liquidity is distributions received from TCAMP and Portland Lofts. The Partnership has sufficient cash to meet its short-term operating needs. For each of the three months ended March 31, 2003 and 2002, Portland Lofts distributed $39,000 to the Partnership. For the three months ended March 31, 2003, TCAMP distributed $247,500 to the Partnership.

The short-term liquidity of 402 Julia, TCAMP and Portland Lofts depends on their ability to generate sufficient rental income to fund operating expenses and debt service requirements. TCAMP, Portland Lofts and 402 Julia have stabilized operations and TCAMP and Portland Lofts are expected to generate cash flow. For the three months ended March 31, 2003, the Partnership contributed $280,000 to Portland Lofts to fund part of the exterior building repairs explained below.

On October 1, 2002, Portland Lofts entered into a contract for exterior building repairs and maintenance work. The work commenced on February 1, 2003. The contract totals $443,711 (inclusive of change orders) and as of March 31, 2003, approximately 45% of the work had been completed. As of March 31, 2003, $57,000 had been paid from Portland Lofts' cash reserves on this contract and $141,458 has been accrued and is included in accounts payable and accrued expenses at March 31, 2003. The balance of the contract is expected to be paid from the cash reserves of Portland Lofts.

Cash flow generated from the Partnership's investment properties and the Partnership's share of the proceeds from the sale of such properties is expected to be the source of future long-term liquidity.

Management's Discussion and Analysis of Financial Condition and Results of Operations. The Partnership accounts for its investment in 402 Julia using the equity method of accounting. The consolidated financial statements as of and for the three months ended March 31, 2003 and 2002 include the accounts and transactions of the Partnership, TCAMP and Portland Lofts after the elimination of all inter-company accounts and transactions.

The Partnership's allocable share of operating income and/or losses in 402 Julia is 65.33%. For the three months ended March 31, 2003, 402 Julia recorded an economic occupancy of 89% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 91%. For the three months ended March 31, 2002, 402 Julia recorded an economic occupancy of 97% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 97%. For the three months ended March 31, 2003 and 2002, 402 Julia recorded net income (loss) of approximately ($31,700) and $13,100, respectively, which include depreciation and amortization for each of the three months ended March 31, 2003 and 2002 of approximately $11,000.

          HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                MARCH 31, 2003
                                 (CONTINUED)

TCAMP operates in the competitive lowertown district of St. Paul, Minnesota. TCAMP had an economic occupancy of 86% and 91%, respectively, for the three months ended March 31, 2003 and 2002. TCAMP recorded a net loss of approximately $45,100 for the three months ended March 31, 2003 which included depreciation and amortization of approximately $142,900. For the three months ended March 31, 2002, TCAMP recorded a net loss of approximately $17,700 which included depreciation and amortization of approximately $141,900.

For the three months ended March 31, 2003, Portland Lofts recorded an economic occupancy of 84% for its residential units and an economic occupancy of 92% for its commercial space for a combined economic occupancy of 86%. For the three months ended March 31, 2002, Portland Lofts recorded an economic occupancy of 87% for its residential units and an economic occupancy of 91% for its commercial space for a combined economic occupancy of 88%. For the three months ended March 31, 2003, Portland Lofts recorded net income of approximately $23,900 which included depreciation and amortization of approximately $57,800. For the three months ended March 31, 2002, Portland Lofts recorded net income of approximately $30,800 which included depreciation and amortization of approximately $58,300.

HPP'89 recorded a net loss of approximately $140,800 for the three months ended March 31, 2003 compared to a net loss of approximately $60,300 for the three months ended March 31, 2002. The decrease was essentially caused by a decrease in equity income (loss) of investee entity, a decrease in rental revenue, increases in operating and administrative, utility and other operating expenses, partially offset by a decrease in real estate taxes at TCAMP. Equity income
(loss) of investee entity decreased largely due to increases in bad debt and painting expenses at 402 Julia. Rental revenue decreased primarily due to a reduction in occupancy at TCAMP. Operating and administrative expenses increased due to increases in partnership overhead expenses. Utility expenses increased mainly due to increased natural gas usage at TCAMP. Other operating expenses increased due to engineering work performed at Portland Lofts.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                 MARCH 31, 2003
                                   (CONTINUED)

                      INFLATION AND OTHER ECONOMIC FACTORS

Recent economic trends have kept inflation relatively low, although the Partnership cannot make any predictions as to whether recent trends will continue. The assets of the Partnership, principally investments in real estate and Investee Entity, are highly leveraged in view of the fact that each property is subject to a long-term first mortgage loan. Operating expenses and rental revenue of each property are subject to inflationary and other economic factors. Low rates of inflation could result in slower rental rate increases, and to the extent that these factors are outpaced by increases in property operating expenses (which could arise as a result of general economic circumstances such as an increase in the cost of energy or fuel, or from local economic circumstances), the operations of the Partnership and its properties could be adversely affected. Actual deflation in prices generally would, in effect, increase the economic burden of the mortgage debt service with a corresponding adverse effect.

High rates of inflation, on the other hand, raise the operating expenses for projects, and to the extent they cannot be passed on to tenants through higher rents, such increases could also adversely affect Partnership and property operations. Although, to the extent rent increases are commensurable, the burden imposed by the mortgage leverage is reduced with a favorable effect. Low levels of new construction of similar projects and high levels of interest rates may foster demand for existing properties through increasing rental income and appreciation in value.

Item 3. Controls and Procedures.

The General Partner (performing similar functions of Chief Executive Officer and Chief Financial Officer) and Robert Gunn (President of GFI, performing similar functions of Financial Officer) have evaluated the effectiveness of the Partnership's disclosure controls and procedures as of February 28, 2003 and have determined there are sufficient internal controls in place for the Partnership, TCAMP, Portland Lofts and 402 Julia to effectively report all adjustments necessary in order to make the consolidated financial statements and footnotes not misleading. Management has not made any changes to the internal controls or in other factors that could significantly affect internal controls, subsequent to the date of our most recent evaluation.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           PART II - OTHER INFORMATION
                                 MARCH 31, 2003


Item 1.    Legal Proceedings

           The Partnership is not a party to, to the best knowledge of the General Partner, any material pending legal proceedings.

           To the best knowledge of the General Partner, Portland Lofts Associates L.P., 402 Julia Street Associates L.P. nor The Cosmopolitan at Mears Park, LCC are not currently subject to any material pending legal proceedings.

Item 2.    Changes in Securities and Use of Proceeds - Not applicable.

Item 3.    Defaults Upon Senior Securities - Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders - Not applicable.

Item 5.    Other Information - Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibit 99 - General Partner's Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           (b) Exhibit 99 - Asset Manager's Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           (c)   Reports on Form 8-K - None

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     HISTORIC PRESERVATION PROPERTIES 1989
                             LIMITED PARTNERSHIP

                     By:   Boston Historic Partners Limited
                           Partnership, General Partner

                           By:   Portfolio Advisory Services,
                                 Inc., General Partner

Date:  May 9, 2003                     By: /s/Terrence P. Sullivan
                                           -----------------------------------
                                           Terrence P. Sullivan,
                                           President

                           and


Date:  May 9, 2003               By: /s/Terrence P. Sullivan
                                     -----------------------------------------
                                     Terrence P. Sullivan,
                                     General Partner

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Historic Preservation Properties 1989 LP (the Partnership) on Form 10-QSB for the quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report") the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

I, Terrence P. Sullivan, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Historic Preservation Properties 1989 Limited Partnership;

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

4. The registrant's other certifying person and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying person and I have disclosed, based on our most recent evaluation, to the registrant's auditors:

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying person and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 9, 2003                      /s/ Terrence P. Sullivan
                                       --------------------------------------
                                       Terrence P. Sullivan
                                       General Partner
                                       (Performing similar functions of
                                       Chief Executive Officer and Chief
                                       Financial Officer)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Historic Preservation Properties 1989 LP (the Partnership) on Form 10-QSB for the quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report") the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

I, Robert Gunn, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Historic Preservation Properties 1989 Limited Partnership;

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

4. The registrant's other certifying person and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying person and I have disclosed, based on our most recent evaluation, to the registrant's auditors:

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (c) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying person and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003                      /s/ Robert Gunn
                                       --------------------------------------
                                       Robert Gunn
                                       Asset Manager
                                       (Performing similar functions of
                                       Financial Officer)