Form 10QSB
period 2003-06-30
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 2003-08-13
CIK 839614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2003
                           or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _________________

Commission File Number 33-24129
                       --------

            Historic Preservation Properties 1989 Limited Partnership
            ---------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                                    Delaware
                                    --------
         (State or Other Jurisdiction of Incorporation or Organization)

                                   04-3021042
                                   ----------
                      (I.R.S. Employer Identification No.)

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
Yes    X           No
   ----------         ---------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes                No
   ----------         ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                                          -----------
Transitional Small Business Disclosure Format (Check one):
Yes                 No
   ----------         ---------

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                                   FORM 10-QSB

                                  JUNE 30, 2003

                                TABLE OF CONTENTS







PART  I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements

              Consolidated Balance Sheet                                 3

              Consolidated Statements of Operations                      4

              Consolidated Statements of Partners' Equity (Deficit)      5

              Consolidated Statements of Cash Flows                      6

              Notes to Consolidated Financial Statements                 7-12

Item 2.  Management's Discussion and Analysis
                  or Plan of Operation                                  13-16

Item 3.  Controls and Procedures                                        16

PART II  -  Other Information                                           17

Signatures                                                              18

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (UNAUDITED)

                                     ASSETS


INVESTMENT IN REAL ESTATE
     Land                                                          $  2,396,037
     Buildings and improvements                                      17,888,798
     Furniture and equipment                                            400,420
                                                                   ------------
                                                                     20,685,255
     Accumulated depreciation                                        (3,373,705)
                                                                   ------------
                                                                     17,311,550
                                                                   ------------

INVESTMENT IN INVESTEE ENTITY                                           446,327
                                                                   ------------

CASH AND CASH EQUIVALENTS
     Real estate operating                                              833,347
     Partnership                                                        294,442
                                                                   ------------
                                                                      1,127,789
                                                                   ------------

CASH AND CASH EQUIVALENTS, SECURITY DEPOSITS                            149,753

OTHER ASSETS                                                            133,376
ESCROW DEPOSITS                                                         169,595
DEFERRED COSTS, less accumulated amortization of $132,826               222,543
                                                                   ------------

                                                                   $ 19,560,933
                                                                   ============

                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
     Mortgage notes payable                                        $ 18,760,773
     Accounts payable and accrued expenses                              346,032
     Security deposits                                                  137,233
                                                                   ------------

              Total liabilities                                      19,244,038
                                                                   ------------

COMMITMENTS (Note 5)

PARTNERS' EQUITY
     Limited Partners' Equity - Units of  Investor Limited
         Partnership Interest, $1,000 stated value
         per Unit-Issued and outstanding 26,588 units                   545,062
     General Partner's Deficit                                         (228,167)
                                                                   ------------

              Total partners' equity                                    316,895
                                                                   ------------

                                                                   $ 19,560,933
                                                                   ============


                 The accompanying notes are an integral part of
                     these consolidated financial statements

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE THREE MONTHS AND
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)




                                                                     Three Months                             Six Months
                                                                     Ended June 30,                          Ended June 30,
                                                               2003                 2002               2003                2002
                                                            -----------         -----------         -----------         -----------

REVENUE:
     Rental income                                          $ 1,016,134         $ 1,053,948         $ 2,041,417         $ 2,098,986
     Interest and other income                                   33,862              25,376              59,776              48,251
                                                            -----------         -----------         -----------         -----------
           Total revenue                                      1,049,996           1,079,324           2,101,193           2,147,237
                                                            -----------         -----------         -----------         -----------

EXPENSES:
     Operating and administrative                               100,473              89,576             199,308             172,745
     Property operating expenses:
           Payroll services                                     107,175             107,549             203,488             195,169
           Utilities                                             85,783              89,434             205,777             193,763
           Real estate taxes                                     72,905              66,748             157,483             168,532
           Other operating expenses                             279,469             221,483             494,446             420,570
     Depreciation and amortization                              200,878             205,387             401,618             405,577
                                                            -----------         -----------         -----------         -----------
          Total expenses                                        846,683             780,177           1,662,120           1,556,356
                                                            -----------         -----------         -----------         -----------

INCOME FROM OPERATIONS                                          203,313             299,147             439,073             590,881

INTEREST EXPENSE                                                356,465             361,296             711,542             721,082

EQUITY IN INCOME  (LOSS) OF
     INVESTEE ENTITY                                             (1,276)              7,563             (22,804)             15,279
                                                            -----------         -----------         -----------         -----------

NET LOSS                                                    $  (154,428)        $   (54,586)        $  (295,273)        $  (114,922)
                                                            ===========         ===========         ===========         ===========

NET LOSS ALLOCATED
     TO GENERAL PARTNER                                     $    (1,544)        $      (546)        $    (2,953)        $    (1,149)
                                                            ===========         ===========         ===========         ===========

NET LOSS ALLOCATED
     TO LIMITED PARTNERS                                    $  (152,884)        $   (54,040)        $  (292,320)        $  (113,773)
                                                            ===========         ===========         ===========         ===========

NET LOSS PER UNIT OF
     INVESTOR LIMITED PARTNERSHIP
     INTEREST, BASED ON 26,588 UNITS
     ISSUED AND OUTSTANDING                                 $     (5.75)        $     (2.03)        $    (10.99)        $     (4.28)
                                                            ===========         ===========         ===========         ===========





                 The accompanying notes are an integral part of
                    these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                   FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                     Units of
                                                    Investor            Investor
                                                     Limited            Limited              General
                                                   Partnership         Partners'            Partner's
                                                    Interest             Equity              Deficit               Total
                                                  --------------    -----------------    ----------------    ---------------

BALANCE, December 31, 2001                               26,588        $ 1,209,255         $  (221,458)        $   987,797

  Net loss                                                 --             (371,873)             (3,756)           (375,629)
                                                    -----------        -----------         -----------         -----------

BALANCE, December 31, 2002                               26,588            837,382            (225,214)            612,168

  Net loss (unaudited)                                     --             (292,320)             (2,953)           (295,273)
                                                    -----------        -----------         -----------         -----------

BALANCE, June 30, 2003 (unaudited)                       26,588        $   545,062         $  (228,167)        $   316,895
                                                    ===========        ===========         ===========         ===========









                 The accompanying notes are an integral part of
                    these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)


                                                                                               2003                  2002
                                                                                           ------------          ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                              $  (295,273)          $  (114,922)
     Adjustments to reconcile net loss to net cash
       Provided by (used in) operating activities:
         Depreciation                                                                          383,243               381,606
         Amortization                                                                           18,375                23,971
         Equity in (income) loss of Investee Entity                                             22,804               (15,279)
         Decrease in other assets                                                               57,427                12,964
         Increase (decrease) in accounts payable and accrued expenses                         (238,382)               96,127
         Increase (decrease) in security deposits, net                                           4,582                (1,432)
                                                                                           -----------           -----------
             Net cash provided by (used in) operating activities                               (47,224)              383,035
                                                                                           -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures - building improvements                                             (363,592)             (292,650)
     Decrease (increase) in escrow deposits, net                                               (59,178)                  144
                                                                                           -----------           -----------
             Net cash used in investing activities                                            (422,770)             (292,506)
                                                                                           -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of mortgage principal                                                           (126,751)             (117,249)
                                                                                           -----------           -----------
             Cash used in financing activities                                                (126,751)             (117,249)
                                                                                           -----------           -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (596,745)              (26,720)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               1,724,534             1,827,640
                                                                                           -----------           -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $ 1,127,789           $ 1,800,920
                                                                                           ===========           ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

         Cash paid for interest                                                            $   715,050           $   724,553
                                                                                           ===========           ===========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

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

         Boston Historic Partners Limited Partnership (BHP), a Massachusetts limited partnership, is the general partner of the Partnership. BHP was formed in November 1986 for the purpose of organizing, syndicating and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships). As of June 30, 2003, BHP had established three such partnerships, including the Partnership.

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

         Principles of Consolidation

         The consolidated financial statements as of and for the three and six months ended June 30, 2003 and 2002 include the accounts and transactions of the Partnership, The Cosmopolitan at Mears Park, LLC (TCAMP) and Portland Lofts Associates Limited Partnership (Portland Lofts) after the elimination of all intercompany accounts and transactions. Members' equity of TCAMP has been classified as partners' equity in the accompanying consolidated financial statements. The Partnership and its consolidated entities are collectively referred to herein as HPP'89.

         Under the principles of consolidation, losses and other charges applicable to the minority interest which exceed the minority interest in equity capital of the minority interest are charged against the controlling interest since there is no obligation for the minority interest to make good such losses or other charges. Once the minority interest has been reduced to zero, future earnings of the minority interest are credited to the controlling interest to the extent of the losses or other charges applicable to the minority interest which have been charged against the controlling interest. At June 30, 2003, the minority interest in TCAMP (1% membership interest owned by a party unrelated to HPP'89) has been reduced to zero and cumulative losses and other charges applicable to the minority interest which have been charged against the Partnership total $7,821.

         Investment in Investee Entity

         The Partnership accounts for its investment in 402 Julia Street Associates Limited Partnership (Investee Entity) under the equity method. In general, under the equity method of accounting for investments, the investment is recorded at cost and the current allocable portion of earnings (losses) of an Investee Entity is recorded as income (loss) with a corresponding increase (decrease) to the investment account. The allocable portion of losses of an Investee Entity is not recorded after the respective investment account is reduced to zero. The allocable portion of earnings of an Investee Entity is not recorded until all previously unrecorded losses are absorbed.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2003
                                   (UNAUDITED)

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

         The consolidated financial statements include all adjustments which, in the opinion of management, are necessary in order to make the consolidated financial statements not misleading.

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

         HPP'89 applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that property and equipment held and used by HPP'89 be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is required to be recognized if the sum of the expected future cash flows, undiscounted and excluding interest expense, from the use of the asset is less than the carrying value of the asset.

         Cash, Cash Equivalents and Concentration of Credit Risk

         HPP'89 considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At June 30, 2003, cash equivalents totaled $1,061,461.

         At June 30, 2003, HPP'89 had $369,689 of cash and cash equivalents on deposit in banks in excess of amounts insured by the Federal Deposit Insurance Corporation. Also at June 30, 2003, HPP'89 had $670,396 of Massachusetts' municipal money market funds which are not insured or guaranteed.

         Deferred Costs

         Deferred costs relating to mortgage notes and commercial leases are amortized on a straight-line basis over their respective terms.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2003
                                   (UNAUDITED)

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(3)      INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITY

         The Investee Entity's agreement, in general, provides for a sharing of management duties and decisions among the Partnership and the local general partner. Significant Investee Entity decisions require the approval of both the Partnership and the local general partner. In addition, the Investee Entity has entered into various agreements with its local general partner (or its affiliates), to provide development, management and other services, for which the local general partner (or its affiliates), are paid fees by 402 Julia Street Associates Limited Partnership.

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

         On September 16, 1993, the Partnership sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. The Partnership percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale require annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. At June 30, 2003, the remaining uncollected payments total $53,500, which are secured by the interest sold to the developer general partner, and are included in other assets.

         Under the equity method of accounting, the Partnership recorded income
         (loss) from the 402 Julia Investment of ($21,178) and $16,905, respectively, and amortization expense of $1,626, for the six months ended June 30, 2003 and 2002.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2003
                                   (UNAUDITED)

(3)      INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITY (CONTINUED)

         The summary balance sheet and summary statement of operations of the Investee Entity as of and for the six months ended June 30, 2003 and 2002, are as follows.

                              SUMMARY BALANCE SHEET
                                  JUNE 30, 2003
                                     ASSETS

         Land                                                                              $      132,800
         Buildings and improvements (net of accumulated depreciation of $533,516)               1,048,055
         Cash and cash equivalents                                                                250,951
         Other assets, less accumulated amortization of  $21,106                                   84,948
                                                                                       ------------------
                             Total assets                                                 $     1,516,754
                                                                                       ==================
                        LIABILITIES AND PARTNERS' EQUITY
         Liabilities:
            Mortgage note payable                                                        $      1,034,596
            Other liabilities                                                                      43,235
                                                                                       ------------------
                   Total liabilities                                                            1,077,831
                                                                                       ------------------

         Partners' equity:
            HPP'89                                                                                388,255
            Other partners                                                                         50,668
                                                                                       ------------------
                        Total partners' equity                                                   438,923
                                                                                       ------------------
                                  Total liabilities and partners' equity                 $      1,516,754
                                                                                       ==================

                         SUMMARY STATEMENT OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                                     2003                      2002
                                                             ----------------------    ----------------------
            Revenue:
                    Rental revenue                                $       122,479           $       134,378
                    Interest and other income                               6,066                     7,929
                                                             ----------------------    ----------------------
                      Total revenue                                       128,545                   142,307
                                                             ----------------------    ----------------------
            Expenses:
                  Operating expenses                                      104,330                    59,293
                  Depreciation and amortization                            21,916                    21,916
                  Interest expense                                         34,716                    35,222
                                                             ----------------------    ----------------------
                      Total expenses                                      160,962                   116,431
                                                             ----------------------    ----------------------

            Net income (loss)  from operations                    $       (32,417)           $       25,876
                                                             ======================    ======================
            Net income (loss) allocated to HPP'89                 $       (21,178)           $       16,905
                                                             ======================    ======================
            Net income (loss) allocated to other partners         $       (11,239)           $        8,971
                                                             ======================    ======================

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

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2003
                                   (UNAUDITED)

(4)      MORTGAGE NOTES PAYABLE (CONTINUED)

         As of June 30, 2003, annual maturities of the mortgage notes payable for the next five years are as follows:

                           Year Ending December 31,           Amount
                           ------------------------         ----------
                                     2003                   $  129,136
                                     2004                      274,136
                                     2005                      299,519
                                     2006                    4,915,863
                                     2007                      191,270

(5)      RELATED PARTY TRANSACTION AND COMMITMENTS

         TCAMP entered into a management agreement with Claremont Management Limited Liability Company (CMLLC) to manage the property. The sole shareholder of CMLLC is related to the other member of TCAMP. The agreement expires on September 30, 2003 and automatically renews thereafter on an annual basis, unless terminated earlier as provided for in the agreement. The management agreement requires the payment of a management fee of 3% of gross receipts, as defined in the agreement, plus the reimbursement of all CMLLC's costs of providing these services. Management fees under the management agreement totaled $42,019 and $43,651, respectively, for the six months ended June 30, 2003 and 2002. Expense reimbursements to CMLLC for the six months ended June 30, 2003 and 2002 totaled $87,736 and $95,935, respectively.

         Portland Lofts entered into a management agreement with an unrelated party to manage the property for a fee of 3% of the gross receipts as defined in the agreement. The agreement expires July 1, 2003 and automatically renews thereafter on an annual basis, unless terminated earlier as provided for in the agreement.

         The Partnership engages Gunn Financial, Incorporated (GFI), an unaffiliated Massachusetts corporation, to provide accounting, asset management and investor services. GFI provides such services for an annual management fee of $54,000 plus reimbursement of all its costs of providing these services. The agreement expires on the earlier of June 30, 2006 or liquidation of the Partnership, as defined. For the six months ended June 30, 2003 and 2002, GFI was reimbursed $114,108 and $84,830, respectively, for operating costs.

         Effective April 1, 2001, the Partnership and TCAMP have committed to pay the principal of GFI $5,000 per month for direct mortgage services and operational management provided by him for TCAMP. The agreement continues in effect until such services are no longer rendered. For each of the six months ended June 30, 2003 and 2002, the principal of GFI was paid $30,000 for these services.

         On October 1, 2002, Portland Lofts entered into a contract for exterior building repairs and maintenance work. The work commenced on February 1, 2003. The contract totals $443,711 (inclusive of change orders) and as of June 30, 2003, approximately 94% of the contract had been completed. As of June 30, 2003, $370,574 had been paid on this contract and $46,642 has been accrued and is included in accounts payable and accrued expenses at June 30, 2003. The balance of the contract is expected to be paid from the cash reserves of Portland Lofts.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2003
                                   (UNAUDITED)

(6)      MINIMUM FUTURE RENTALS UNDER OPERATING LEASES

         Portland Lofts rents space to commercial tenants under operating leases of varying terms expiring through 2012. As of June 30, 2003, Portland Lofts had entered into eleven commercial leases covering 76% of the building's net rentable commercial space and six commercial month-to-month leases. For the six months ended June 30, 2003, three commercial tenants comprised approximately 45% of commercial rental income under noncancellable commercial leases.

         At June 30, 2003, minimum future rentals, excluding reimbursement of real estate taxes and certain operating expenses, to be received under noncancellable commercial leases are as follows:

                 Year Ending December 31,                Amount
              ------------------------------     -----------------

                        2003                         $    136,151
                        2004                              218,432
                        2005                              191,612
                        2006                              163,421
                        2007                              144,703
                     Thereafter                           269,885

         In most cases, management expects that in the normal course of business, commercial leases will be renewed or replaced by other leases and month-to-month arrangements will be continued or replaced by other leases.

(7)      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash and cash equivalents, cash and cash equivalents security deposits, other assets, escrow deposits, accounts payable and accrued expenses, and security deposits at June 30, 2003 approximate their fair values due to their short maturities. The fair values of the mortgage notes payable at June 30, 2003 approximate their carrying amounts based on the interest rates available for similar financing arrangements. All financial instruments are held for non-trading purposes.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                  JUNE 30, 2003

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

Critical Accounting Policies. The Securities and Exchange Commission (SEC) defines critical accounting policies as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company's significant accounting policies are disclosed in the footnotes to HPP'89's consolidated financial statements. Management believes the following significant accounting policies also are considered critical accounting policies:

         HPP'89 capitalizes as investment in real estate the initial acquisition of property and equipment and those expenditures incurred that extend the useful life of the related assets. Expenditures for maintenance and repairs, including major repairs and replacements made as part of a periodic maintenance program to restore the assets repaired to substantially original condition, are expensed as incurred. For the six months ended June 30, 2003, we recorded as expenses approximately $59,000 of major repairs and maintenance costs incurred as part of a periodic maintenance program rather than capitalizing such expenditures.

         HPP'89 reviews its long-lived assets, principally investment in real estate, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is required to be recognized if the sum of the expected future cash flows, undiscounted and excluding interest expense, from the use of the asset is less than the carrying value of the asset. For the six months ended June 30, 2003, we did not recognize an impairment loss.

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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                  JUNE 30, 2003
                                   (CONTINUED)

As of June 30, 2003, the Partnership had $294,442 of total cash and cash equivalents. The Partnership's cash is used primarily to fund general and administrative expenses of managing the public fund. The Partnership's only source of short-term liquidity is distributions received from TCAMP and Portland Lofts. The Partnership has sufficient cash to meet its short-term operating needs. For each of the six months ended June 30, 2003 and 2002, Portland Lofts distributed $78,000 to the Partnership. For the six months ended June 30, 2003, TCAMP distributed $247,500 to the Partnership.

The short-term liquidity of 402 Julia, TCAMP and Portland Lofts depends on their ability to generate sufficient rental income to fund operating expenses and debt service requirements. TCAMP, Portland Lofts and 402 Julia have stabilized operations and TCAMP and Portland Lofts are expected to generate cash flow. For the six months ended June 30, 2003, the Partnership contributed $280,000 to Portland Lofts to fund part of the exterior building repairs explained below.

On October 1, 2002, Portland Lofts entered into a contract for exterior building repairs and maintenance work. The work commenced on February 1, 2003. The contract totals $443,711 (inclusive of change orders) and as of June 30, 2003, approximately 94% of the work had been completed. As of June 30, 2003, $370,574 had been paid from Portland Lofts' cash reserves on this contract and $46,642 has been accrued and is included in accounts payable and accrued expenses at June 30, 2003. The balance of the contract is expected to be paid from the cash reserves of Portland Lofts.

Cash flow generated from the Partnership's investment properties and the Partnership's share of the proceeds from the sale of such properties is expected to be the source of future long-term liquidity.

Management's Discussion and Analysis of Financial Condition and Results of Operations. The Partnership accounts for its investment in 402 Julia using the equity method of accounting. The consolidated financial statements as of and for the three and six months ended June 30, 2003 and 2002 include the accounts and transactions of the Partnership, TCAMP and Portland Lofts after the elimination of all inter company accounts and transactions.

The Partnership's allocable share of operating income and/or losses in 402 Julia is 65.33%. For the six months ended June 30, 2003, 402 Julia recorded an economic occupancy of 88% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 90%. For the six months ended June 30, 2002, 402 Julia recorded an economic occupancy of 99% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 99%. For the six months ended June 30, 2003 and 2002, 402 Julia recorded net income (loss) of approximately ($32,400) and $25,900, respectively, which included depreciation and amortization for each of the six months ended June 30, 2003 and 2002 of approximately $22,000.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                  JUNE 30, 2003
                                   (CONTINUED)

TCAMP operates in the competitive lowertown district of St. Paul, Minnesota. TCAMP had an economic occupancy of 85% and 92%, respectively, for the six months ended June 30, 2003 and 2002. TCAMP recorded a net loss of approximately $147,600 for the six months ended June 30, 2003, which included depreciation and amortization of approximately $286,200. For the six months ended June 30, 2002, TCAMP recorded a net loss of approximately $12,000, which included depreciation and amortization of approximately $284,000.

For the six months ended June 30, 2003, Portland Lofts recorded an economic occupancy of 83% for its residential units and an economic occupancy of 93% for its commercial space for a combined economic occupancy of 85%. For the six months ended June 30, 2002, Portland Lofts recorded an economic occupancy of 88% for its residential units and an economic occupancy of 91% for its commercial space for a combined economic occupancy of 88%. For the six months ended June 30, 2003, Portland Lofts recorded net income of approximately $64,400, which included depreciation and amortization of approximately $115,500. For the six months ended June 30, 2002, Portland Lofts recorded net income of approximately $51,000, which included depreciation and amortization of approximately $121,000.

In general, the Partnership's results of operations for the six months ended June 30, 2003 have been adversely affected by the general rise in apartment vacancies in the markets in which it is invested.

HPP'89 recorded a consolidated net loss of approximately $154,400 for the three months ended June 30, 2003 compared to a consolidated net loss of approximately $54,600 for the three months ended June 30, 2002. The increase in the consolidated net loss was primarily due to a decrease in rental revenue and an increase in other operating expenses. Rental revenue decreased primarily due to a reduction in occupancy at TCAMP and other operating expenses increased due to the painting of the apartment hallways at TCAMP.

HPP'89 recorded a consolidated net loss of approximately $295,300 for the six months ended June 30, 2003 compared to a consolidated net loss of approximately $114,900 for the six months ended June 30, 2002. The increase in the consolidated net loss was essentially caused by decreases in rental revenue and equity income (loss) of investee entity and increases in operating and administrative and other operating expenses. Rental revenue decreased primarily due to a reduction in occupancy at TCAMP. Equity income (loss) of investee entity decreased largely due to increases in bad debt and painting expenses and a decrease in residential occupancy at 402 Julia. Operating and administrative expenses increased due to increases in partnership overhead expenses. Other operating expenses increased primarily due to the painting of the hallways at TCAMP.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                  JUNE 30, 2003
                                   (CONTINUED)

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

Item 3.  Controls and Procedures.

The General Partner (performing similar functions of Chief Executive Officer and Chief Financial Officer) and Robert Gunn (President of GFI, performing similar functions of Financial Officer) have evaluated the effectiveness of the Partnership's disclosure controls and procedures as of June 30, 2003 and have determined there are sufficient internal controls in place for the Partnership, TCAMP, Portland Lofts and 402 Julia to effectively report all adjustments necessary in order to make the consolidated financial statements and footnotes not misleading. There has been no change to the internal controls over financial reporting that could materially affect, or is reasonably likely to materially affect, our internal controls over financial reporting.

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                          PART II - OTHER INFORMATION
                                 JUNE 30, 2003


Item 1.        Legal Proceedings

               The Partnership is not a party to, to the best knowledge of the General Partner, any material pending legal proceedings.

               To the best knowledge of the General Partner, Portland Lofts Associates L.P., 402 Julia Street Associates L.P. and The Cosmopolitan at Mears Park, LCC are not currently subject to any material pending legal proceedings.

Item 2.        Changes in Securities and Use of Proceeds - Not applicable.

Item 3.        Defaults Upon Senior Securities - Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders - Not applicable.

Item 5.        Other Information - Not applicable.

Item 6.        Exhibits and Reports on Form 8-K

               (a)  Exhibit 31.1 - General Partner's Certification pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

               (b)  Exhibit 31.2 - Asset Manager's Certification pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

               (c) Exhibit 32.1 - General Partner's Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               (d) Exhibit 32.2 - Asset Manager's Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               (e)  Reports on Form 8-K - None

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

                             HISTORIC PRESERVATION PROPERTIES 1989
                             LIMITED PARTNERSHIP

                             By:    Boston Historic Partners Limited
                                    Partnership, General Partner

                                    By:     Portfolio Advisory Services,
                                            Inc., General Partner

Date:  August 8, 2003                       By:    /s/Terrence P. Sullivan
       --------------                              ------------------------
                                                   Terrence P. Sullivan,
                                                   President

                                    and


Date:  August 8, 2003                       By:    /s/Terrence P. Sullivan
       --------------                              ------------------------
                                                   Terrence P. Sullivan,
                                                   General Partner