Form 10QSB
period 2003-09-30
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 2003-11-12
CIK 839614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    September 30, 2003
                                       ------------------

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to _____________


Commission File Number 33-24129
                       --------

            Historic Preservation Properties 1989 Limited Partnership
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                                    Delaware
                                    --------
         (State or Other Jurisdiction of Incorporation or Organization)


                                   04-3021042
                                   ----------
                      (I.R.S. Employer Identification No.)


             45 Broad Street, 3rd Floor, Boston, Massachusetts 02109
             --------------------------------------------------------
                    (Address of Principal Executive Offices)


                    Issuer's Telephone Number, (617) 422-5815
                                               --------------

--------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [ ]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:___________ Transitional Small Business Disclosure Format (Check one):

Yes [ ]  No [ ]

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                                   FORM 10-QSB

                               SEPTEMBER 30, 2003

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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)



                                     ASSETS

INVESTMENT IN REAL ESTATE

     Land                                                                  $  2,396,037
     Buildings and improvements                                              17,910,292
     Furniture and equipment                                                    400,420
                                                                           ------------
                                                                             20,706,749
     Accumulated depreciation                                                (3,531,664)
                                                                           ------------
                                                                             17,175,085
                                                                           ------------
INVESTMENT IN INVESTEE ENTITY                                                   451,579
                                                                           ------------
CASH AND CASH EQUIVALENTS
     Real estate operating                                                      819,446
     Partnership                                                                268,648
                                                                           ------------
                                                                              1,088,094
                                                                           ------------
CASH AND CASH EQUIVALENTS, SECURITY DEPOSITS                                    149,264

OTHER ASSETS                                                                    104,928
ESCROW DEPOSITS                                                                 247,189
DEFERRED COSTS, less accumulated amortization of $142,231                       223,137
                                                                           ------------
                                                                           $ 19,439,276
                                                                           ============
                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
     Mortgage notes payable                                                $ 18,698,162
     Accounts payable and accrued expenses                                      387,740
     Security deposits                                                          128,694
                                                                           ------------
              Total liabilities                                              19,214,596
                                                                           ------------
COMMITMENTS (Note 5)

PARTNERS' EQUITY
     Limited Partners' Equity - Units of  Investor Limited
         Partnership Interest, $1,000 stated value
         per Unit-Issued and outstanding 26,588 units                           453,769
     General Partner's Deficit                                                 (229,089)
                                                                           ------------
              Total partners' equity                                            224,680
                                                                           ------------
                                                                           $ 19,439,276
                                                                           ============


   The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE THREE MONTHS AND
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)




                                                 Three Months                 Nine Months
                                             Ended September 30,            Ended September 30,
                                            2003            2002           2003            2002
                                         ----------      ----------      ----------      ----------
REVENUE:
     Rental income                       $1,009,746      $1,055,371      $3,051,163      $3,154,357
     Interest and other income               32,164          29,707          91,940          77,958
                                         ----------      ----------      ----------      ----------
           Total revenue                  1,041,910       1,085,078       3,143,103       3,232,315
                                         ----------      ----------      ----------      ----------

EXPENSES:
     Operating and administrative            99,302          88,592         298,610         261,337
     Property operating expenses:
           Payroll services                  98,955          99,744         302,443         294,913
           Utilities                        116,829         116,488         322,606         310,251
           Real estate taxes                 78,742          84,267         236,225         252,799
           Other operating expenses         220,283         271,331         714,729         691,901
     Depreciation and amortization          167,365         200,990         568,983         606,567
                                         ----------      ----------      ----------      ----------
           Total expenses                   781,476         861,412       2,443,596       2,417,768
                                         ----------      ----------      ----------      ----------

INCOME FROM OPERATIONS                      260,434         223,666         699,507         814,547

INTEREST EXPENSE                            357,901         362,831       1,069,443       1,083,913

EQUITY IN INCOME (LOSS) OF
     INVESTEE ENTITY                          5,252          (9,137)        (17,552)          6,142
                                         ----------      ----------      ----------      ----------
NET LOSS                                 $  (92,215)     $ (148,302)     $ (387,488)     $ (263,224)
                                         ==========      ==========      ==========      ==========
NET LOSS ALLOCATED
     TO GENERAL PARTNER                  $     (922)     $   (1,483)     $   (3,875)     $   (2,632)
                                         ==========      ==========      ==========      ==========

NET LOSS ALLOCATED
     TO LIMITED PARTNERS                 $  (91,293)     $ (146,819)     $ (383,613)     $ (260,592)
                                         ==========      ==========      ==========      ==========
NET LOSS PER UNIT OF
     INVESTOR LIMITED PARTNERSHIP
     INTEREST, BASED ON 26,588 UNITS
     ISSUED AND OUTSTANDING              $    (3.43)     $    (5.52)     $   (14.42)     $    (9.80)
                                         ==========      ==========      ==========      ==========











   The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2002



                                                   Units of
                                                   Investor           Investor
                                                    Limited           Limited         General
                                                  Partnership        Partners'       Partner's
                                                   Interest            Equity         Deficit         Total
                                                  -----------        ----------      ---------      ---------

BALANCE, December 31, 2001                            26,588        $1,209,255      $(221,458)     $ 987,797

  Net loss                                                --          (371,873)        (3,756)      (375,629)
                                                   ---------        ----------      ---------      ---------

BALANCE, December 31, 2002                            26,588           837,382       (225,214)       612,168

  Net loss (unaudited)                                    --          (383,613)        (3,875)      (387,488)
                                                   ---------        ----------      ---------      ---------

BALANCE, September 30, 2003 (unaudited)               26,588        $  453,769      $(229,089)     $ 224,680
                                                   =========        ==========      =========      =========



































   The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


                                                                             2003             2002
                                                                          -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                             $  (387,488)     $  (263,224)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
         Depreciation                                                         541,202          573,408
         Amortization                                                          27,781           33,159
         Equity in (income) loss of Investee Entity                            17,552           (6,142)
         Decrease in other assets                                              85,875           35,701
         Increase (decrease) in accounts payable and accrued expenses        (111,762)         158,683
         Increase in security deposits, net                                    (3,468)            (489)
                                                                          -----------      -----------
             Net cash provided by operating activities                        169,692          531,096
                                                                          -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures - building improvements                            (469,998)        (305,624)
     Increase in escrow deposits, net                                        (136,772)         (61,158)
                                                                          -----------      -----------
             Net cash used in investing activities                           (606,770)        (366,782)
                                                                          -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of deferred costs                                                (10,000)              --
     Payments of mortgage principal                                          (189,362)        (174,939)
                                                                          -----------      -----------
             Cash used in financing activities                               (199,362)        (174,939)
                                                                          -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (636,440)         (10,625)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              1,724,534        1,827,640
                                                                          -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 1,088,094      $ 1,817,015
                                                                          ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for interest                                               $ 1,073,363      $ 1,087,763
                                                                          ===========      ===========

















   The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


(1)      ORGANIZATION AND GENERAL PARTNER - BHP
         --------------------------------------

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

         Boston Historic Partners Limited Partnership (BHP), a Massachusetts limited partnership, is the general partner of the Partnership. BHP was formed in November 1986 for the purpose of organizing, syndicating and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships). As of September 30, 2003, BHP had established three such partnerships, including the Partnership.

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

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in HPP'89's form 10-KSB for the year ended December 31, 2002.

         Principles of Consolidation
         ---------------------------

         The consolidated financial statements as of and for the three and nine months ended September 30, 2003 and 2002 include the accounts and transactions of the Partnership, The Cosmopolitan at Mears Park, LLC (TCAMP) and Portland Lofts Associates Limited Partnership (Portland Lofts) after the elimination of all intercompany accounts and transactions. Members' equity of TCAMP has been classified as partners' equity in the accompanying consolidated financial statements. The Partnership and its consolidated entities are collectively referred to herein as HPP'89.

         Under the principles of consolidation, losses and other charges applicable to the minority interest which exceed the minority interest in equity capital of the minority interest are charged against the controlling interest since there is no obligation for the minority interest to make good such losses or other charges. Once the minority interest has been reduced to zero, future earnings of the minority interest are credited to the controlling interest to the extent of the losses or other charges applicable to the minority interest which have been charged against the controlling interest. At September 30, 2003, the minority interest in TCAMP (1% membership interest owned by a party unrelated to HPP'89) has been reduced to zero and cumulative losses and other charges applicable to the minority interest which have been charged against the Partnership total $8,359.

         Investment in Investee Entity
         -----------------------------

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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         Investment in Investee Entity (continued)
         -----------------------------------------

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

         Cash, Cash Equivalents and Concentration of Credit Risk
         -------------------------------------------------------

         HPP'89 considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At September 30, 2003, cash equivalents totaled $1,009,185.

         At September 30, 2003, HPP'89 had $362,349 of cash and cash equivalents on deposit in banks in excess of amounts insured by the Federal Deposit Insurance Corporation. Also at September 30, 2003, HPP'89 had $601,123 of Massachusetts' municipal money market funds which are not insured or guaranteed.

         Deferred Costs
         --------------

         Deferred costs relating to mortgage notes and commercial leases are amortized on a straight-line basis over their respective terms.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

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

(3)      INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITY
         ----------------------------------------------

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

         PORTLAND LOFTS ASSOCIATES LIMITED PARTNERSHIP (Portland Lofts) is a Delaware limited partnership formed on August 8, 1989 to acquire, construct, rehabilitate, operate and manage three buildings containing 89 residential units and 29,250 square feet of ground floor commercial space, located at 555 Northwest Park Avenue in Portland, Oregon. Profits and losses are allocated, and cash distributions are made, to the partners in accordance with Portland Lofts' Partnership Agreement.

         402 JULIA STREET ASSOCIATES LIMITED PARTNERSHIP (402 Julia) is a Delaware limited partnership formed on July 25, 1989 to acquire, construct, rehabilitate, operate and manage a building containing 24 residential units and approximately 3,900 net rentable square feet of commercial space located at 402 Julia Street, New Orleans, Louisiana.

         On September 16, 1993, the Partnership sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. The Partnership percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale require annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. At September 30, 2003, the remaining uncollected payments total $53,500, which are secured by the interest sold to the developer general partner, and are included in other assets.

         Under the equity method of accounting, the Partnership recorded income
         (loss) from the 402 Julia Investment of ($15,113) and $8,581, respectively, and amortization expense of $2,439, for the nine months ended September 30, 2003 and 2002.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


(3)      INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITY (CONTINUED)
         ----------------------------------------------------------

         The summary balance sheet and summary statement of operations of the Investee Entity as of and for the nine months ended September 30, 2003 and 2002 are as follows.

                              SUMMARY BALANCE SHEET
                               SEPTEMBER 30, 2003
                                     ASSETS


            Land                                                                        $  132,800
            Building and improvements (net of accumulated depreciation of $543,401)      1,038,170
            Cash and cash equivalents                                                      249,659
             Other assets, less accumulated amortization of $22,179                         94,003
                                                                                        ----------
                             Total assets                                               $1,514,632
                                                                                        ==========
                        LIABILITIES AND PARTNERS' EQUITY
         Liabilities:
            Mortgage note payable                                                       $1,030,605
            Other liabilities                                                               35,820
                                                                                        ----------
                   Total liabilities                                                     1,066,425
                                                                                        ----------

         Partners' equity:
            HPP'89                                                                         394,320
            Other partners                                                                  53,887
                                                                                        ----------
                        Total partners' equity                                             448,207
                                                                                        ----------
                                  Total liabilities and partners' equity                $1,514,632
                                                                                        ==========

                         SUMMARY STATEMENT OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                         2003              2002
                                                                       ---------         ---------
         Revenue:
                 Rental revenue                                        $ 191,698         $ 193,660
                 Interest and other income                                 8,897            11,459
                                                                       ---------         ---------
                   Total revenue                                         200,595           205,119
                                                                       ---------         ---------
         Expenses:
               Operating expenses                                        138,878           106,370
               Depreciation and amortization                              32,874            32,874
               Interest expense                                           51,976            52,740
                                                                       ---------         ---------
                   Total expenses                                        223,728           191,984
                                                                       ---------         ---------

         Net income (loss)  from operations                            $ (23,133)        $  13,135
                                                                       =========         =========
         Net income (loss) allocated to HPP'89                         $ (15,113)        $   8,581
                                                                       =========         =========
         Net income (loss) allocated to other partners                 $  (8,020)        $   4,554
                                                                       =========         =========

(4)      MORTGAGE NOTES PAYABLE
         ----------------------

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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


(4)      MORTGAGE NOTES PAYABLE (CONTINUED)
         ----------------------------------

         As of September 30, 2003, annual maturities of the mortgage notes payable for the next five years are as follows:

                           Year Ending December 31,           Amount
                           ------------------------           ------

                                   2003                   $   66,525
                                   2004                      274,136
                                   2005                      299,519
                                   2006                    4,915,863
                                   2007                      191,270

(5)      RELATED PARTY TRANSACTION AND COMMITMENTS
         -----------------------------------------

         TCAMP entered into a management agreement with Claremont Management Limited Liability Company (CMLLC) to manage the property. The sole shareholder of CMLLC is related to the other member of TCAMP. The agreement expires on September 30, 2004 and automatically renews thereafter on an annual basis, unless terminated earlier as provided for in the agreement. The management agreement requires the payment of a management fee of 3% of gross receipts, as defined in the agreement, plus the reimbursement of all CMLLC's costs of providing these services. Management fees under the management agreement totaled $62,602 and $65,433, respectively, for the nine months ended September 30, 2003 and 2002. Expense reimbursements to CMLLC for the nine months ended September 30, 2003 and 2002 totaled $169,003 and $183,495, respectively.

         Portland Lofts entered into a management agreement with an unrelated party to manage the property for a fee of 3% of the gross receipts as defined in the agreement. The agreement expires July 1, 2004 and automatically renews thereafter on an annual basis, unless terminated earlier as provided for in the agreement.

         The Partnership engages Gunn Financial, Incorporated (GFI), an unaffiliated Massachusetts corporation, to provide accounting, asset management and investor services. GFI provides such services for an annual management fee of $54,000 plus reimbursement of all its costs of providing these services. The agreement expires on the earlier of June 30, 2006 or liquidation of the Partnership, as defined. For the nine months ended September 30, 2003 and 2002, GFI was reimbursed $169,808 and $128,886, respectively, for operating costs.

         Effective April 1, 2001, the Partnership and TCAMP have committed to pay the principal of GFI $5,000 per month for direct mortgage services and operational management provided by him for TCAMP. The agreement continues in effect until such services are no longer rendered. For the nine months ended September 30, 2003 and 2002, respectively, the principal of GFI was paid $45,000 for these services.

         On October 1, 2002, Portland Lofts entered into a contract for exterior building repairs and maintenance work. The work commenced on February 1, 2003. The contract totals $443,711 (inclusive of change orders) and as of September 30, 2003, approximately 99% of the contract had been completed. As of September 30, 2003, $416,774 had been paid on this contract and $21,937 has been accrued and is included in accounts payable and accrued expenses. The balance of the contract is expected to be paid from the cash reserves of Portland Lofts.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


(6)      MINIMUM FUTURE RENTALS UNDER OPERATING LEASES
         ---------------------------------------------

         Portland Lofts rents space to commercial tenants under operating leases of varying terms expiring through 2012. As of September 30, 2003, Portland Lofts had entered into nine commercial leases covering 66% of the building's net rentable commercial space and eight commercial month-to-month leases. For the nine months ended September 30, 2003, three commercial tenants comprised approximately 43% of commercial rental income under noncancellable commercial leases.

         At September 30, 2003, minimum future rentals, excluding reimbursement of real estate taxes and certain operating expenses, to be received under noncancellable commercial leases are as follows:

                       Year Ending December 31,         Amount
                       ------------------------         ------

                                2003                   $ 51,687
                                2004                    210,706
                                2005                    191,612
                                2006                    163,421
                                2007                    144,703
                             Thereafter                 269,885

         In most cases, management expects that in the normal course of business, commercial leases will be renewed or replaced by other leases and month-to-month arrangements will be continued or replaced by other leases.

(7)      FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

         The carrying amounts of cash and cash equivalents, cash and cash equivalents security deposits, other assets, escrow deposits, accounts payable and accrued expenses, and security deposits at September 30, 2003 approximate their fair values due to their short maturities. The fair values of the mortgage notes payable at September 30, 2003 approximate their carrying amounts based on the interest rates available for similar financing arrangements. All financial instruments are held for non-trading purposes.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                               SEPTEMBER 30, 2003


Item 2.  Management's Discussion and Analysis or Plan of Operation.
------   ----------------------------------------------------------

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

         HPP'89 capitalizes as investment in real estate the initial acquisition of property and equipment and those expenditures incurred that extend the useful life of the related assets. Expenditures for maintenance and repairs, including major repairs and replacements made as part of a periodic maintenance program to restore the assets repaired to substantially original condition, are expensed as incurred. For the nine months ended September 30, 2003, we recorded as expenses approximately $59,000 of major repairs and maintenance costs incurred as part of a periodic maintenance program rather than capitalizing such expenditures.

         HPP'89 reviews its long-lived assets, principally investment in real estate, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is required to be recognized if the sum of the expected future cash flows, undiscounted and excluding interest expense, from the use of the asset is less than the carrying value of the asset. For the nine months ended September 30, 2003, we did not recognize an impairment loss.

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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                               SEPTEMBER 30, 2003
                                   (CONTINUED)


As of September 30, 2003, the Partnership had $268,648 of total cash and cash equivalents. The Partnership's cash is used primarily to fund general and administrative expenses of managing the public fund. The Partnership's only source of short-term liquidity is distributions received from TCAMP and Portland Lofts. The Partnership has sufficient cash to meet its short-term operating needs. For the nine months ended September 30, 2003 and 2002, respectively, Portland Lofts distributed $117,000 to the Partnership. For the nine months ended September 30, 2003, TCAMP distributed $247,500 to the Partnership.

The short-term liquidity of 402 Julia, TCAMP and Portland Lofts depends on their ability to generate sufficient rental income to fund operating expenses and debt service requirements. TCAMP, Portland Lofts and 402 Julia have stabilized operations and TCAMP and Portland Lofts are expected to generate cash flow. For the nine months ended September 30, 2003, the Partnership contributed $280,000 to Portland Lofts to fund part of the exterior building repairs explained below.

On October 1, 2002, Portland Lofts entered into a contract for exterior building repairs and maintenance work. The work commenced on February 1, 2003. The contract totals $443,711 (inclusive of change orders) and as of September 30, 2003, approximately 99% of the work had been completed. As of September 30, 2003, $416,774 had been paid from Portland Lofts' cash reserves on this contract and $21,937 has been accrued and is included in accounts payable and accrued expenses. The balance of the contract is expected to be paid from the cash reserves of Portland Lofts.

Cash flow generated from the Partnership's investment properties and the Partnership's share of the proceeds from the sale of such properties is expected to be the source of future long-term liquidity.

Management's Discussion and Analysis of Financial Condition and Results of Operations. The Partnership accounts for its investment in 402 Julia using the equity method of accounting. The consolidated financial statements as of and for the three and nine months ended September 30, 2003 and 2002 include the accounts and transactions of the Partnership, TCAMP and Portland Lofts after the elimination of all intercompany accounts and transactions.

The Partnership's allocable share of operating income and/or losses in 402 Julia is 65.33%. For the nine months ended September 30, 2003, 402 Julia recorded an economic occupancy of 93% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 94%. For the nine months ended September 30, 2002, 402 Julia recorded an economic occupancy of 96% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 96%. For the nine months ended September 30, 2003 and 2002, 402 Julia recorded net income (loss) of approximately ($23,100) and $13,100, respectively, which included depreciation and amortization for the nine months ended September 30, 2003 and 2002, respectively, of approximately $32,900.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                               SEPTEMBER 30, 2003
                                   (CONTINUED)


TCAMP operates in the competitive lowertown district of St. Paul, Minnesota. TCAMP had an economic occupancy of 84% and 91%, respectively, for the nine months ended September 30, 2003 and 2002. TCAMP recorded a net loss of approximately $201,400 for the nine months ended September 30, 2003, which included depreciation and amortization of approximately $395,700. For the nine months ended September 30, 2002, TCAMP recorded a net loss of approximately $56,700, which included depreciation and amortization of approximately $427,500.

For the nine months ended September 30, 2003, Portland Lofts recorded an economic occupancy of 83% for its residential units and an economic occupancy of 95% for its commercial space for a combined economic occupancy of 86%. For the nine months ended September 30, 2002, Portland Lofts recorded an economic occupancy of 88% for its residential units and an economic occupancy of 91% for its commercial space for a combined economic occupancy of 88%. For the nine months ended September 30, 2003, Portland Lofts recorded net income of approximately $116,000, which included depreciation and amortization of approximately $173,300. For the nine months ended September 30, 2002, Portland Lofts recorded net income of approximately $41,000, which included depreciation and amortization of approximately $179,100.

In general, the Partnership's results of operations for the nine months ended September 30, 2003 have been adversely affected by the general rise in apartment vacancies in the markets in which it is invested.

HPP'89 recorded a consolidated net loss of approximately $92,200 for the three months ended September 30, 2003 compared to a consolidated net loss of approximately $148,300 for the three months ended September 30, 2002. The decrease in the consolidated net loss was primarily due to decreases in other operating expenses, depreciation and amortization, and equity in income (loss) of investee entity, partially offset by a decrease in rental revenue. Other operating expenses decreased due to deck and structural repairs at Portland Lofts in the third quarter of 2002. Depreciation and amortization decreased as a result of fully depreciated furniture and fixtures at TCAMP. Equity in income
(loss) of investee entity increased due to structural repairs made in the third quarter of 2002 at 402 Julia. Rental revenue decreased primarily due to a reduction in occupancy at TCAMP.

HPP'89 recorded a consolidated net loss of approximately $387,500 for the nine months ended September 30, 2003 compared to a consolidated net loss of approximately $263,200 for the nine months ended September 30, 2002. The increase in the consolidated net loss was essentially caused by decreases in rental revenue and equity income (loss) of investee entity and increases in operating and administrative and other operating expenses, partially offset by a decrease in depreciation and amortization. Rental revenue decreased primarily due to a reduction in occupancy at TCAMP. Equity income (loss) of investee entity decreased largely due to an increase in bad debt expense at 402 Julia. Operating and administrative expenses increased due to higher partnership overhead expenses. Other operating expenses increased primarily due to the painting of the hallways at TCAMP in 2003 offset by deck and structural repairs at Portland Lofts in 2002. Depreciation and amortization decreased due to fully depreciated furniture and fixtures at TCAMP.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                               SEPTEMBER 30, 2003
                                   (CONTINUED)


                      INFLATION AND OTHER ECONOMIC FACTORS
                      ------------------------------------

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

Item 3. Controls and Procedures.
------  -----------------------

The General Partner (performing similar functions of Chief Executive Officer and Chief Financial Officer) and Robert Gunn (President of GFI, performing similar functions of Financial Officer) have evaluated the effectiveness of the Partnership's disclosure controls and procedures as of September 30, 2003 and have determined there are sufficient internal controls in place for the Partnership, TCAMP, Portland Lofts and 402 Julia to effectively report all adjustments necessary in order to make the consolidated financial statements and footnotes not misleading. There has been no change to the internal controls over financial reporting that could materially affect, or is reasonably likely to materially affect, our internal controls over financial reporting.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           PART II - OTHER INFORMATION
                               SEPTEMBER 30, 2003


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

Item 3.   Defaults Upon Senior Securities - Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders - Not applicable.

Item 5.   Other Information - Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibit 31.1 - General Partner's Certification pursuant to 18 U.S.C. Section 1350 as adopted Section 302 of the Sarbanes-Oxley Act of 2002.

          (b)  Exhibit 31.2 - General Partner's Certification pursuant 18 U.S.C.
               Section 1350 as adopted Section 302 of the Sarbanes-Oxley Act of 2002.

          (c) Exhibit 32.1 - General Partner's Certification pursuant to 18 U.S.C. Section 1350 as adopted Section 906 of the Sarbanes-Oxley Act of 2002.

          (d) Exhibit 32.2 - Asset Manager's Certification pursuant to 18 U.S.C. Section 1350 as adopted Section 906 of the Sarbanes-Oxley Act of 2002

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


                                          HISTORIC PRESERVATION PROPERTIES 1989
                                                  LIMITED PARTNERSHIP


                                          By: Boston Historic Partners Limited
                                              Partnership, General Partner


                                              By: Portfolio Advisory Services,
                                                  Inc., General Partner

Date:  November 7, 2003                           By: /s/Terrence P. Sullivan
       ----------------                               --------------------------
                                                      Terrence P. Sullivan,
                                                      President

                                              and


Date:  November 7, 2003                           By: /s/Terrence P. Sullivan
       ----------------                               --------------------------
                                                      Terrence P. Sullivan,
                                                      General Partner