Form 10KSB
period 2003-12-31
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 2004-03-26
CIK 839614

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from______________ to _________________

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

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.
$4,225,987.

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

Part of the Form 10-KSB             Document
into which Incorporated             Incorporated by Reference

I                                   Prospectus of the
                                    registrant dated December 19, 1988 (the
                                    "Prospectus").

III                                 The Prospectus.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                         2003 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                              SEQUENTIAL
                                                             PAGE NO.          PAGE NO.
                                                             --------         ----------
PART I
         Item 1   Description of Business                       K-3                4
         Item 2   Description of Properties,
                  Investment Policies, and
                  Description of Real Estate and
                  Operating Data                                K-8                9
         Item 3   Legal Proceedings                             K-8                9
         Item 4   Submission of Matters to a
                             Vote of Unit Holders               K-8                9

PART II
         Item 5   Market for the Registrant's
                             Units and Related Unit
                             Holder Matters                     K-9               10
         Item 6   Management's Discussion and
                             Analysis or Plan of Operation      K-9               10
         Item 7   Financial Statements                          K-12              13
         Item 8   Changes In and Disagreements
                             with Accountants on Accounting
                             and Financial Disclosure           K-13              14
         Item 8A  Controls and Procedures                       K-13              14

PART III
         Item 9   Director and Executive
                             Officer of the Registrant          K-14              15
         Item 10  Executive Compensation                        K-15              16
         Item 11  Unit Ownership of Certain
                             Beneficial Owners and
                             Management                         K-15              16
         Item 12  Certain Relationships and
                             Related Transactions               K-16              17
         Item 13  Exhibits and Reports                          K-16              17
         Item 14  Principal Accountant Fees and
                             Services                           K-16              17

SIGNATURES                                                      K-18              19

SUPPLEMENTAL INFORMATION                                        K-19              20

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

During the years ended December 31, 2003, 2002 and 2001, the Partnership had investments in two limited partnerships through the ownership of general partnership interests and had an investment in a limited liability company through the ownership of a member interest. The limited partnerships and limited liability company are collectively referred to herein as the Investee Entities.

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

Through March 29, 2001, the Partnership accounted for TCAMP using the equity method of accounting and, effective March 30, 2001, consolidated the accounts and transactions of TCAMP with those of the Partnership. Through December 31, 2001, the Partnership accounted for Portland Lofts using the equity method of accounting and, on December 31, 2001, consolidated the accounts of Portland Lofts with those of the Partnership and TCAMP. The Partnership accounts for its investment in 402 Julia using the equity method of accounting.

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

The property is located in a competitive downtown market with several residential properties in the area. For the year ended December 31, 2003, 402 Julia recorded an economic occupancy of 95% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 96%. For the year ended December 31, 2003, the average effective annual income for the residential space was approximately $8,999 per unit and for the commercial space was approximately $11.69 per square foot.

402 Julia leases residential units under either short-term annual operating leases or month-to-month arrangements. At December 31, 2003, approximately 8% of residential units are leased under month-to-month arrangements. 402 Julia also leases commercial units under either long-term operating leases or month-to-month arrangements. At December 31, 2003, the schedule of commercial lease expirations for 402 Julia is as follows:

                    Number of              Square               Annual                 % of Gross
Year                 Tenants               Footage               Rent                 Annual Rents
----                ---------              -------             --------               -------------
2004                    1                   2,000              $ 18,000                   6.6%
2005                    1                   1,900                16,200                   5.9%

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

The property is located in a competitive downtown market with several other residential properties in the area. For the year ended December 31, 2003, the economic occupancy of its residential units was 85% and the economic occupancy for its commercial space was 92% for a combined economic occupancy of 87%. For the year ended December 31, 2003, the average effective annual income for the residential space was $10,555 per unit and for the commercial space was approximately $13.09 per square foot.

Portland Lofts leases residential units under either short-term annual operating leases or month-to-month arrangements. At December 31, 2003, approximately 72% of residential units are leased under month-to-month arrangements. Portland Lofts also leases commercial units principally under long-term operating leases as well as month-to-month arrangements.

At December 31, 2003, the schedule of commercial lease expirations for Portland Lofts is as follows:

                    Number of              Square                Annual           % of Gross
Year                 Tenants               Footage                Rent           Annual Rents
----                ---------              -------               ------          ------------
2006                    4                   3,105                19,789             1.4%
2007                    2                   2,320                26,419             1.9%
2008                    1                   2,595                46,698             3.3%

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

The property is located in a competitive downtown market with several other residential properties in the area. For the year ended December 31, 2003, the economic occupancy of TCAMP was 84%. For the year ended December 31, 2003, the average effective annual income for the residential space was approximately $9,626 per unit and for the commercial space was approximately $16.27 per square foot. TCAMP leases residential units under either short-term annual operating leases or month-to-month arrangements. At December 31, 2003, approximately 3% of residential units are leased under month-to-month arrangements. TCAMP's commercial space consists of one office tenant whose lease expires March 2005. The annual rental income for this lease through 2004 is $35,837 (1.3% of gross annual rents) and in 2005 shall be $8,959 (0.3% of gross annual rents).

The Partnership believes that the properties owned by TCAMP, Portland Lofts and 402 Julia are adequately insured.

Information regarding the tax depreciation of the properties owned for the year ended December 31, 2003 is as follows:

                             Federal                             Life
                            Tax Basis         Method            (Years)
                           -----------        ------            -------
402 Julia
  Building and
  Improvements             $ 1,325,133          SL                31.5
                           ===========
Portland Lofts
  Building and
  Improvements             $ 3,070,699          SL                27.5
                                43,252          SL                31.5
                               562,926          SL                39.0
  Furniture and
  Fixtures                       6,654          DDB                7.0
                           -----------
                           $ 3,683,531
                           ===========
TCAMP
  Building                 $13,330,155          ACC               19.0
  Improvements                 887,899          SL                27.5
                               287,884          SL                31.5
                                 1,395          SL                15.0
  Furniture and
  Fixtures                      67,022          DDB                5.0
                               121,726          DDB                7.0
                           -----------
                           $14,696,081
                           ===========

Information regarding the real estate taxes of the properties owned for the year ended December 31, 2003 is as follows:

   Property                       Rate                           Real Estate Tax
--------------                -------------                      ---------------
402 Julia                     $187.22/1,000                         $   7,210

Portland Lofts                  19.57/1,000                            47,509

TCAMP                           20.79/1,000                           269,888

         The Partnership will not be undertaking any major capital improvements which will give rise to additional real estate taxes.

The Investee Entities are, and will continue to be, subject to competition from existing and future projects in their respective geographic areas. The success of the Partnership will depend on factors, many of which are beyond the control of the Partnership and which cannot be predicted at this time. Such factors include general economic and real estate market conditions, both on a national basis and in those geographic areas where the projects are located, the availability and cost of borrowed funds, real estate tax rates, operating expenses, energy costs and government regulations. In addition, other risks inherent in real estate investment may influence the ultimate success of the Partnership, including (i) possible reduction of rental income due to an inability to maintain high occupancy levels or adequate rental levels, or (ii) possible adverse changes in general economic conditions and adverse local conditions, such as competitive overbuilding, or a decrease in employment or adverse changes in real estate laws, including building codes. In particular, changes in federal and state income tax laws affecting real estate ownership or limited partnerships could have a material adverse effect on the business of the Partnership.

The Partnership is required to report with the Commission annually Form 10-KSB and on a quarterly basis Forms 10-QSB. The public may read and copy any materials the Partnership files with the Commission at the SEC's Public Reference Room at 450 Fifth St., NW, Washington, DC 20549 and you may obtain information about the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Partnership files its reports electronically with the Commission and the Partnership's reports can be downloaded at web site http://www.sec.gov.

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

(b)      As of March 15, 2004, there were 2,256 holders of Units.

The Amended and Restated Agreement of Limited Partnership (the Partnership Agreement) requires that any Cash Flow (as defined therein) be distributed quarterly to the investor limited partners (Limited Partners) in specified proportions and priorities and that Sale or Refinancing Proceeds (as defined therein) be distributed as and when available. For the years ended December 31, 2003 and 2002, no distributions of Cash Flow or Sale or Refinancing Proceeds were paid or accrued to the Limited Partners.

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

         HPP'89 capitalizes as investment in real estate the initial acquisition of property and equipment and those expenditures incurred that extend the useful life of the related assets. Expenditures for maintenance and repairs, including major repairs and replacements made as part of a periodic maintenance program to restore the assets repaired to substantially original condition, are expensed as incurred. During the year ended December 31, 2003, the Partnership recorded as expenses approximately $75,000 of major repairs and maintenance costs incurred as part of a periodic maintenance program rather than capitalizing such expenditures.

         HPP'89 reviews its long-lived assets, principally investment in real estate, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is required to be recognized if the sum of the expected future cash flows, undiscounted and excluding interest expense, from the use of the asset is less than the carrying value of the asset. For the year ended December 31, 2003, the Partnership did not recognize an impairment loss.

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

As of December 31, 2003, the Partnership had $204,193 of total cash and cash equivalents. The Partnership's cash is used primarily to fund general and administrative expenses of managing the public fund. The Partnership's only source of short-term liquidity is from distributions received from TCAMP and Portland Lofts. The Partnership has sufficient cash to meet its short-term operating needs.

The short-term liquidity of 402 Julia, TCAMP and Portland Lofts depends on their ability to generate sufficient rental income to fund operating expenses and debt service requirements. TCAMP, Portland Lofts and 402 Julia have stabilized operations and TCAMP and Portland Lofts are expected to generate cash flow. The Partnership received distributions from Portland Lofts of $156,000 for each of the years ended December 31, 2003 and 2002. The Partnership received distributions from TCAMP of $247,500 for the year ended December 31, 2003.

On October 1, 2002 Portland Lofts entered into a contract for exterior building repairs and maintenance work totaling $443,711 (inclusive of change orders). The date of commencement of the work was February 1, 2003. As of December 31, 2003, 100% of the contract had been completed and $421,525 had been paid on this contract and $22,186 has been accrued and is included in accounts payable and accrued expenses.

Cash flow generated from the Partnership's investment properties and the Partnership's share of the proceeds from the sale of such properties is expected to be the source of future long-term liquidity.

Management's Discussion and Analysis of Financial Condition and Results of Operations. The Partnership accounts for its investment in 402 Julia using the equity method of accounting. The consolidated financial statements as of and for the years ended December 31, 2003 and 2002 include the accounts and transactions of the Partnership, TCAMP and Portland Lofts after the elimination of all inter-company accounts and transactions.

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

The Partnership's allocable share of operating income and/or losses in 402 Julia is 65.33%. For the year ended December 31, 2003, 402 Julia recorded an economic occupancy of 95% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 96%. For the year ended December 31, 2002, 402 Julia recorded an economic occupancy of 94% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 95%. 402 Julia has benefited from a relatively strong New Orleans market and continues to record stable operations. For the years ended December 31, 2003 and 2002, 402 Julia recorded net income of approximately $3,400 and $7,700, respectively, which included depreciation and amortization for each of the years ended December 31, 2003 and 2002 of approximately $43,800.

TCAMP operates in the competitive lowertown district of St. Paul, Minnesota. TCAMP had an economic occupancy of 84% and 90%, respectively, for the years ended December 31, 2003 and 2002. For the year ended December 31, 2003, TCAMP recorded a net loss of approximately $240,300 which included depreciation and amortization of approximately $497,500. TCAMP recorded a net loss of approximately $113,300 for the year ended December 31, 2002 which included depreciation and amortization of approximately $563,000.

For the year ended December 31, 2003, Portland Lofts recorded an economic occupancy of 85% for its residential units and an economic occupancy of 92% for its commercial space for a combined economic occupancy of 87%. For the year ended December 31, 2002, Portland Lofts recorded an economic occupancy of 88% for its residential units and an economic occupancy of 91% for its commercial space for a combined economic occupancy of 89%. For the year ended December 31, 2003, Portland Lofts recorded net income of approximately $174,200 which included depreciation and amortization of approximately $234,700. For the year ended December 31, 2003, Portland Lofts recorded net income of approximately $83,600 which included depreciation and amortization of approximately $236,900.

HPP'89 recorded a consolidated net loss of approximately $441,900 for the year ended December 31, 2003 compared to a consolidated net loss of approximately $375,600 for the year ended December 31, 2002. The increase in consolidated net loss was primarily due to a decrease in rental income and increases in operating and administrative expenses and other property operating expenses, partially offset by decreases in depreciation, real estate taxes and interest expense.

TCAMP recorded a decrease in rental income of approximately $119,900 primarily as a result of lower occupancy; although it was able to increase revenue from furnished apartments. Portland Lofts recorded a slight increase in rental income of approximately $12,200. This was due to a small increase in rental rates and improved commercial occupancy.

The increase in TCAMP's operating expenses was primarily due to painting of common areas for approximately $58,700, increased furniture rental expense of $20,000 for the furnished apartments and an $8,700 increase in property insurance. Real estate taxes at TCAMP decreased approximately $23,300 due to a reduction in the tax rate while interest expense decreased $9,900 as a result of normal mortgage amortization.

At Portland Lofts, property insurance increased approximately $9,200, advertising increased approximately $9,000 and bad debts increased approximately $8,600. Professional fees decreased approximately $21,400 as a result of engineering services provided in 2002, while local taxes decreased approximately $30,900 because 2002 included a special assessment from the city in relation to new trolley line construction. Maintenance and repairs were less in 2003 by approximately $72,200; in 2002 extensive repairs were completed to the decks.

The decrease in depreciation from 2003 to 2002 is the result of fully depreciated furniture and fixtures at TCAMP while the operating and administrative expenses increase was primarily due to increased partnership overhead expenses.

Inflation and Other Economic Factors

Recent economic trends have kept inflation relatively low, although the Partnership cannot make any predictions as to whether recent trends will continue. The assets of the Partnership, principally investment in Investee Entities, are highly leveraged in view of the fact that each Investee property is subject to a long-term first mortgage loan. Operating expenses and rental revenue of each Investee property are subject to inflationary and other economic factors. Low rates of inflation could result in slower rental rate increases, and to the extent that these factors are outpaced by increases in property operating expenses (which could arise as a result of general economic circumstances such as an increase in the cost of energy or fuel, or from local economic circumstances), the operations of the Partnership and its Investees could be adversely affected. Actual deflation in prices generally would, in effect, increase the economic burden of the mortgage debt service with a corresponding adverse effect.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 8A. Controls and Procedures.

The General Partner (performing similar functions of Chief Executive Officer and Chief Financial Officer) and Robert Gunn (President of GFI, performing similar functions of Financial Officer) have evaluated the effectiveness of the Partnership's disclosure controls and procedures as of December 31, 2003, and have determined there are sufficient internal controls in place for the Partnership, TCAMP, Portland Lofts and 402 Julia to effectively report all adjustments necessary in order to make the consolidated financial statements and footnotes not misleading. Management has not made any changes to the internal controls or in other factors that could significantly affect internal controls, subsequent to the date of our most recent evaluation.

                                    PART III

Item 9. Director and Executive Officer of the Registrant.

         (a)      Identification of Director and Executive Officer.

The following table sets forth the name and age of the director and executive officer of PAS and the offices held by such person.

        Name                            Office             Age
        ----                            ------             ---
Terrence P. Sullivan            President and Director      57

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

Terrence P. Sullivan, 57, is the founder and sole shareholder of Boston Capital Planning, a financial consulting and real estate syndication firm, and its wholly-owned subsidiary, Boston Bay Capital, Inc. (Boston Bay Capital). Founded in 1979, Boston Bay Capital was an NASD-Registered broker/dealer specializing in placement of interests in real estate limited partnerships which own historic and restoration properties. From 1979 through December 31, 1986, Boston Bay Capital participated in the placement of limited partnership interests in 98 real estate programs, approximately 60 of which were historic rehabilitation or restoration partnerships, placing a total of approximately $140,000,000 in equity. In addition, Boston Bay Capital served as dealer manager in connection with the sale of Units of limited partnership interest in Historic Preservation Properties Limited Partnership, Historic Preservation Properties 1988 Limited Partnership, the Partnership, and Historic Preservation Properties 1990 L.P. Tax Credit Fund, four public programs sponsored by the General Partner and an affiliate of the General Partner. Such public programs sold an aggregate of approximately $82 million of Units of limited partnership interest. From 1972 to 1978, Mr. Sullivan was Tax Shelter coordinator for the Boston office of White, Weld & Co., Inc., an investment banking firm. Mr. Sullivan graduated from Worcester Polytechnic Institute in 1968 with a Bachelor of Science degree in mechanical engineering.

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

There were no expense reimbursements paid to or accrued, for the years ended December 31, 2003 and 2002.

For the years ended December 31, 2003 and 2002, the Partnership allocated to the General Partner unaudited taxable loss of $5,145 and $5,946, respectively.

Item 11. Unit Ownership of Certain Beneficial Owners and Management.

                  (a)      Unit Ownership of Certain Beneficial Owners.

No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 15, 2004. Pursuant to the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

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

                  (b)      Unit Ownership of Management.

No director or executive officer of PAS, Boston Capital Planning or their affiliates had any beneficial ownership of Units as of March 15, 2004. However, a former Vice President of Boston Capital Planning purchased 20 Units ($20,000) in the Partnership during 1989. No officer or director of PAS or Boston Capital Planning, nor any general partner of the General Partner, nor any of their respective affiliates, possesses the right to acquire Units.

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

                  2. Exhibit 31.1 - General Partner's Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  3. Exhibit 31.2 - Asset Manager's Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                           Section 302 of the Sarnanes-Oxley Act of 2002.

                  4. Exhibit 32.1 - General Partner's Certification Pursuant to Section 906 of the Sarnanes-Oxley Act of 2002.

                  5. Exhibit 32.2 - Asset Manager's Certification Pursuant to Section 906 of the Sarnanes-Oxley Act of 2002.

         (b) Reports on Form 8-K - The Partnership did not file any current reports on Form 8-K during the fourth quarter of 2003.

Item 14. Principal Accountant Fees and Services.

Aggregate fees billed to the Partnership for the fiscal years ended December 31, 2003 and 2002 by our principal accountant, Lefkowitz, Garfinkel, Champi & DeRienzo P.C. are as follows:

                                      2003     2002
                                    -------  --------
Audit Fees (1)                      $50,250  $ 44,978
Audit Related Fees                        -         -
Tax Service Fees (2)                 17,000    18,478
All Other Fees                            -         -

(1) Audit fees consist of fees for professional services rendered for the audit of HPP'89's financial statements and review of financial statements included in HPP'89's quarterly reports.

(2) Tax services fees consist of compliance fees for the preparation of original tax returns.

Audit Committee Policies and Procedures

The Partnership, BHP as general partner of the Partnership, nor PAS as general partner of BHP does not have an audit committee.

Code of Ethics

PAS has adopted a code of ethics that applies to the President and Director of the general partner of the General Partner. The public may obtain a copy of PAS's code of ethics upon written request without charge at Historic Preservation Properties 1989, LP, 45 Broad Street, 3rd Floor, Boston, MA 02109.

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

                     HISTORIC PRESERVATION PROPERTIES 1989
                              LIMITED PARTNERSHIP

                     By: Boston Historic Partners Limited
                         Partnership, General Partner

                         By: Portfolio Advisory Services,
                             Inc., General Partner

Date:  March 15, 2004                   By: /s/Terrence P. Sullivan
                                            --------------------------
                                            Terrence P. Sullivan,
                                             President

                          and

Date:  March 15, 2004                   By: /s/Terrence P. Sullivan
                                            --------------------------
                                            Terrence P. Sullivan,
                                             General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                        Title

                                Individual General Partner of Boston
                                Historic Partners Limited
/s/Terrence P. Sullivan         Partnership and President, Principal
-----------------------         Executive Officer and Director of
Terrence P. Sullivan            Portfolio Advisory Services, Inc.,
                                General Partner of Boston Historic
Date: March 15, 2004            Partners Limited Partnership.

                                Principal Financial and Principal
/s/Terrence P. Sullivan         Accounting Officer of Portfolio
-----------------------         Advisory Services, Inc., General
Terrence P. Sullivan            Partner of Boston Historic Partners
                                Limited Partnership
Date: March 15, 2004

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

An annual report will be furnished to unit holders subsequent to filing of this Form 10-KSB.

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                       CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                          ANNUAL REPORT ON FORM 10-KSB

                                     ITEM 7

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                  Page
                                                                                                                  ----
Consolidated Financial Statements of Historic Preservation
   Properties 1989 Limited Partnership

      Independent Auditors' Report.........................................................................        F-3
      Consolidated Balance Sheet as of December 31, 2003...................................................        F-4
      Consolidated Statements of Operations for the Years Ended December 31, 2003 and
          December 31, 2002................................................................................        F-5
      Consolidated Statements of Partners' Equity (Deficit) for the Years Ended December 31, 2003 and
          December 31, 2002................................................................................        F-6
      Consolidated Statements of Cash Flows for the Years Ended December 31, 2003 and
          December 31, 2002................................................................................        F-7
      Notes to Consolidated Financial Statements...........................................................        F-8

                          INDEPENDENT AUDITORS' REPORT

The Partners
Historic Preservation Properties 1989 Limited Partnership
Boston, Massachusetts

We have audited the accompanying consolidated balance sheet of Historic Preservation Properties 1989 Limited Partnership (the Partnership) as of December 31, 2003, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Historic Preservation Properties 1989 Limited Partnership as of December 31, 2003, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

          /s/ Lefkowitz, Garfinkel, Champi & DeRienzo P.C.

Providence, Rhode Island
February 20, 2004

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2003

                                            ASSETS
INVESTMENT IN REAL ESTATE
      Land                                                                      $  2,396,037
      Buildings and improvements                                                  17,940,293
      Furniture and equipment                                                        400,420
                                                                                ------------
                                                                                  20,736,750
      Accumulated depreciation                                                    (3,685,891)
                                                                                ------------
                                                                                  17,050,859
                                                                                ------------

INVESTMENT IN INVESTEE ENTITY                                                        468,109
                                                                                ------------
CASH AND CASH EQUIVALENTS
      Real estate operating                                                          822,751
      Partnership                                                                    204,193
                                                                                ------------
                                                                                   1,026,944
                                                                                ------------

CASH AND CASH EQUIVALENTS, SECURITY DEPOSITS                                         145,299

OTHER ASSETS                                                                         193,283
ESCROW DEPOSITS                                                                      148,010
DEFERRED COSTS, less accumulated amortization of $151,202                            204,166
                                                                                ------------
                                                                                $ 19,236,670
                                                                                ============
                        LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
      Mortgage notes payable                                                    $ 18,631,637
      Accounts payable and accrued expenses                                          307,325
      Security deposits                                                              127,403
                                                                                ------------
                  Total liabilities                                               19,066,365
                                                                                ------------
COMMITMENTS (Note 5)

PARTNERS' EQUITY
      Limited Partners' Equity - Units of  Investor Limited
            Partnership Interest, $1,000 stated value
            per Unit-Issued and outstanding 26,588 units                             399,938
      General Partner's Deficit                                                     (229,633)
                                                                                ------------
                  Total partners' equity                                             170,305
                                                                                ------------
                                                                                $ 19,236,670
                                                                                ============

         The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                               2003          2002
                                            ----------    -----------
REVENUE:
   Rental income                            $4,103,663    $ 4,211,397
   Interest and other income                   122,324        105,609
                                            ----------    -----------
         Total revenue                       4,225,987      4,317,006
                                            ----------    -----------
EXPENSES:
   Operating and administrative                389,870        357,004
   Property operating expenses:
     Payroll services                          416,069        400,652
     Utilities                                 414,033        404,417
     Real estate taxes                         316,182        337,689
     Other operating expenses                  972,483        949,235
   Depreciation and amortization               732,181        799,868
                                            ----------    -----------
          Total expenses                     3,240,818      3,248,865
                                            ----------    -----------

INCOME FROM OPERATIONS                         985,169      1,068,141

INTEREST EXPENSE                             1,426,010      1,445,562

EQUITY IN INCOME  (LOSS) OF
  INVESTEE ENTITY                               (1,022)         1,792
                                            ----------    -----------
NET LOSS                                    $ (441,863)   $  (375,629)
                                            ==========    ===========
NET LOSS ALLOCATED
   TO GENERAL PARTNER                       $   (4,419)   $    (3,756)
                                            ==========    ===========
NET LOSS ALLOCATED
   TO LIMITED PARTNERS                      $ (437,444)   $  (371,873)
                                            ==========    ===========
NET LOSS PER UNIT OF
   INVESTOR LIMITED PARTNERSHIP
   INTEREST, BASED ON 26,588 UNITS
   ISSUED AND OUTSTANDING                   $   (16.45)   $    (13.99)
                                            ==========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                               Units of
                               Investor       Investor
                                Limited       Limited        General
                              Partnership     Partners'      Partner's
                               Interest        Equity         Deficit        Total
                              -----------    -----------    ----------     ----------
BALANCE, December 31, 2001         26,588    $ 1,209,255    $ (221,458)    $  987,797

 Net loss                               -       (371,873)       (3,756)      (375,629)
                              -----------    -----------    ----------     ----------
BALANCE, December 31, 2002         26,588        837,382      (225,214)    $  612,168

 Net loss                               -       (437,444)       (4,419)      (441,863)
                              -----------    -----------    ----------     ----------
BALANCE, December 31, 2003         26,588    $   399,938    $ (229,633)    $  170,305
                              ===========    ===========    ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

           HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                            2003          2002
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $  (441,863)   $  (375,629)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                                           695,429        757,521
     Amortization                                                            36,752         42,347
     Equity in (income) loss of Investee Entity                               1,022         (1,792)
     Increase in other assets                                                (2,480)        (6,491)
     Increase (decrease) in accounts payable and accrued expenses          (192,429)       114,079
     Decrease (increase) in security deposits, net                             (794)         1,717
                                                                        -----------    -----------
         Net cash provided by operating activities                           95,637        531,752
                                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures - building improvements                             (499,747)      (459,884)
  Decrease (increase in escrow deposits, net                                (37,593)        61,492
                                                                        -----------    -----------
         Net cash used in investing activities                             (537,340)      (398,392)
                                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of mortgage principal                                           (255,887)      (236,466)
                                                                        -----------    -----------
         Cash used in financing activities                                 (255,887)      (236,466)
                                                                        -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (697,590)      (103,106)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            1,724,534      1,827,640
                                                                        -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 1,026,944    $ 1,724,534
                                                                        ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:

    Cash paid for interest                                              $ 1,427,716    $ 1,447,137
                                                                        ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

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

         Boston Historic Partners Limited Partnership (BHP), a Massachusetts limited partnership, is the general partner of the Partnership. BHP was formed in November 1986 for the purpose of organizing, syndicating and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships). As of December 31, 2003, BHP had established three such partnerships, including the Partnership.

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

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         The consolidated financial statements include the accounts and transactions of the Partnership, The Cosmopolitan at Mears Park, LLC (TCAMP) and Portland Lofts Associates Limited Partnership (Portland Lofts) after the elimination of all intercompany accounts and transactions. Members' equity of TCAMP has been classified as partners' equity in the accompanying consolidated financial statements. The Partnership and its consolidated entities are collectively referred to herein as HPP'89.

         Under the principles of consolidation, losses and other charges applicable to the minority interest which exceed the minority interest in equity capital of the minority interest are charged against the controlling interest since there is no obligation for the minority interest to make good such losses or other charges. Once the minority interest has been reduced to zero, future earnings of the minority interest are credited to the controlling interest to the extent of the losses or other charges applicable to the minority interest, which have been charged against the controlling interest. At December 31, 2003, the minority interest in TCAMP (1% membership interest owned by a party unrelated to HPP'89) has been reduced to zero and cumulative losses and other charges applicable to the minority interest which have been charged against the Partnership total $8,748.

         Certain amounts in the 2002 consolidated statement of operations have been reclassified to conform to the 2003 presentation.

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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Investment in Investee Entity (continued)

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

         HPP'89 reviews property and equipment held and used for impairment whenever events or changes in circumstances indicate that the carry value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows, undiscounted and excluding interest expense, from the use of the asset is less than the carrying value of the asset.

         Cash, Cash Equivalents and Concentration of Credit Risk

         HPP'89 considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2003, cash equivalents totaled $897,894.

         At December 31, 2003, HPP'89 had $364,769 of cash and cash equivalents on deposit in banks in excess of amounts insured by the Federal Deposit Insurance Corporation. Also at December 31, 2003, HPP'89 had $577,439 of Massachusetts' municipal money market funds which are not insured or guaranteed.

         Deferred Costs

         Deferred costs relating to mortgage notes and commercial leases are amortized on a straight-line basis over their respective terms.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003

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

         On September 16, 1993, the Partnership sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. The Partnership's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale require annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. At December 31, 2003, the remaining uncollected payments total $50,000, which are secured by the interest sold to the developer general partner, and are included in other assets.

         Under the equity method of accounting, the Partnership recorded income from the 402 Julia Investment of $2,230 and $5,044, respectively, and amortization expense of $3,252, for the years ended December 31, 2003 and 2002.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003

(3)      INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITY (CONTINUED)

         The summary balance sheet as of December 31, 2003, and summary statement of operations for the years ended December 31, 2003 and 2002, of the Investee Entity are as follows.

                              SUMMARY BALANCE SHEET
                                DECEMBER 31, 2003
                                     ASSETS
Land                                                                           $    132,800
Building and improvements (net of accumulated depreciation of $553,286)           1,028,285
Cash and cash equivalents                                                           257,178
 Cash equivalents, security deposits                                                 20,719
 Other assets, less accumulated amortization of  $23,252                            102,081
                                                                               ------------
              Total assets                                                     $  1,541,063
                                                                               ============
                        LIABILITIES AND PARTNERS' EQUITY
Liabilities:
 Mortgage note payable                                                         $  1,026,547
 Other liabilities                                                                   39,763
                                                                               ------------
         Total liabilities                                                        1,066,310
                                                                               ------------
Partners' equity:
 HPP'89                                                                             411,663
 Other partners                                                                      63,090
                                                                               ------------
          Total partners' equity                                                    474,753
                                                                               ------------
                Total liabilities and partners' equity                         $  1,541,063
                                                                               ============

                         SUMMARY STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                             2003          2002
                                          ----------    ----------
Revenue:
      Rental revenue                      $  261,579    $  256,903
      Interest and other income               12,440        13,410
                                          ----------    ----------
          Total revenue                      274,019       270,313
                                          ----------    ----------
Expenses:
      Operating expenses                     157,607       148,565
      Depreciation and amortization           43,832        43,832
      Interest expense                        69,167        70,195
                                          ----------    ----------
          Total expenses                     270,606       262,592
                                          ----------    ----------
Net income from operations                $    3,413    $    7,721
                                          ==========    ==========
Net income allocated to HPP'89            $    2,230    $    5,044
                                          ==========    ==========
Net income allocated to other partners    $    1,183    $    2,677
                                          ==========    ==========

(4)      MORTGAGE NOTES PAYABLE

         TCAMP's mortgage note payable bears interest at 6.995%, amortizes over a 30-year schedule, and requires monthly principal and interest payments totaling $93,095 with the unpaid principal balance under the mortgage note payable on May 1, 2011. The mortgage note payable is secured by TCAMP's property, rents, and assignment of leases. The mortgage note requires monthly escrow deposits for real estate taxes, insurance escrow and replacement reserves of $22,491, $7,035, and $5,313, respectively.

         Portland Lofts' mortgage note payable bears interest at 9%, amortizes over a 25-year schedule, requires monthly payments of principal and interest of $47,205, and matures on July 1, 2006, at which time all unpaid principal and interest is due. The mortgage note payable is secured by Portland Lofts' property, rents and assignment of leases.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003

(4)      MORTGAGE NOTES PAYABLE (CONTINUED)

         As of December 31, 2003, annual maturities of the mortgage notes payable for the next five years are as follows:

Year Ending December 31,         Amount
------------------------       -----------
       2004                    $   274,136
       2005                        299,519
       2006                      4,915,863
       2007                        191,270
       2008                        202,637

(5)      RELATED PARTY TRANSACTION AND COMMITMENTS

         TCAMP entered into a management agreement with Claremont Management Limited Liability Company (CMLLC) to manage the property. The sole shareholder of CMLLC is related to the other member of TCAMP. The agreement expires on September 30, 2004 and automatically renews thereafter on an annual basis, unless terminated earlier as provided for in the agreement. The management agreement requires the payment of a management fee of 3% of gross receipts, as defined in the agreement, plus the reimbursement of all CMLLC's costs of providing these services. Management fees under the management agreement totaled $83,232 and $87,007, respectively, for the years ended December 31, 2003 and 2002. Expense reimbursements to CMLLC for the years ended December 31, 2003 and 2002 totaled $336,133 and $345,410, respectively.

         Portland Lofts entered into a management agreement with an unrelated party to manage the property for a fee of 3% of the gross receipts as defined in the agreement. The agreement expires July 1, 2004 and automatically renews thereafter on an annual basis, unless terminated earlier as provided for in the agreement.

         The Partnership engages Gunn Financial, Incorporated (GFI), an unaffiliated Massachusetts corporation, to provide accounting, asset management and investor services. GFI provides such services for an annual management fee of $54,000 plus reimbursement of all its costs of providing these services. The agreement expires on the earlier of June 30, 2006 or liquidation of the Partnership, as defined. For the years ended December 31, 2003 and 2002, GFI was reimbursed $220,198 and $168,931, respectively, for operating costs.

         The Partnership and TCAMP have committed to pay the principal of GFI $5,000 per month for direct mortgage services and operational management provided by him for TCAMP. The agreement continues in effect until such services are no longer rendered. For each of the years ended December 31, 2003 and 2002, the principal of GFI was paid $60,000 for these services.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2003

(6)      MINIMUM FUTURE RENTALS UNDER OPERATING LEASES

         Portland Lofts rents space to commercial tenants under operating leases of varying terms expiring through 2012. As of December 31, 2003, Portland Lofts had entered into eight commercial leases covering 51% (unaudited) of the building's net rentable commercial space and five commercial month-to-month leases. For the year ended December 31, 2003, three commercial tenants comprised approximately 39% of commercial rental income under noncancellable commercial leases.

         At December 31, 2003, minimum future rentals, excluding reimbursement of real estate taxes and certain operating expenses, to be received under noncancellable commercial leases are as follows:

Year Ending December 31,                  Amount
------------------------                -----------
          2004                          $   233,701
          2005                              261,571
          2006                              229,190
          2007                              200,741
          2008                              164,982
       Thereafter                           151,601

         In most cases, management expects that in the normal course of business, commercial leases will be renewed or replaced by other leases and month-to-month arrangements will be continued or replaced by other leases.

(7)      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash and cash equivalents, cash and cash equivalents security deposits, other assets, escrow deposits, accounts payable and accrued expenses, and security deposits at December 31, 2003 approximate their fair values due to their short maturities. The fair values of the mortgage notes payable at December 31, 2003 approximate their carrying amounts based on the interest rates available for similar financing arrangements. All financial instruments are held for non-trading purposes.

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