Form 10QSB
period 2004-03-31
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 2004-05-12
CIK 839614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2004

                               or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from             to
                                     -----------    ----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:-------------
Transitional Small Business Disclosure Format (Check one):
Yes [ ] No [ ]

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                                   FORM 10-QSB

                                 MARCH 31, 2004

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

            Consolidated Balance Sheet                                               3

            Consolidated Statements of Operations                                    4

            Consolidated Statements of Partners' Equity (Deficit)                    5

            Consolidated Statements of Cash Flows                                    6

            Notes to Consolidated Financial Statements                            7-12

Item 2. Management's Discussion and Analysis or Plan of Operation                13-15

Item 3. Controls and Procedures                                                     15

PART II - Other Information                                                         16

Signatures                                                                          17

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)

                                     ASSETS

INVESTMENT IN REAL ESTATE
   Land                                                                                $  2,396,037
   Buildings and improvements                                                            17,940,293
   Furniture and equipment                                                                  400,420
                                                                                       ------------
                                                                                         20,736,750
   Accumulated depreciation                                                              (3,845,906)
                                                                                       ------------
                                                                                         16,890,844
                                                                                       ------------
INVESTMENT IN INVESTEE ENTITY                                                               472,967
                                                                                       ------------
CASH AND CASH EQUIVALENTS
   Real estate operating                                                                    866,965
   Partnership                                                                              115,064
                                                                                       ------------
                                                                                            982,029
                                                                                       ------------

CASH AND CASH EQUIVALENTS, SECURITY DEPOSITS                                                141,289

OTHER ASSETS                                                                                160,296
ESCROW DEPOSITS                                                                             252,603
DEFERRED COSTS, less accumulated amortization of $160,390                                   194,978
                                                                                       ------------
                                                                                       $ 19,095,006
                                                                                       ============

                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
   Mortgage notes payable                                                              $ 18,563,825
   Accounts payable and accrued expenses                                                    328,727
   Security deposits                                                                        123,243
                                                                                       ------------
            Total liabilities                                                            19,015,795
                                                                                       ------------
COMMITMENTS (Note 5)

PARTNERS' EQUITY
   Limited Partners' Equity - Units of  Investor Limited
       Partnership Interest, $1,000 stated value
       per Unit-Issued and outstanding 26,588 units                                         309,755
   General Partner's Deficit                                                               (230,544)
                                                                                       ------------

            Total partners' equity                                                           79,211
                                                                                       ------------

                                                                                       $ 19,095,006
                                                                                       ============

   The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                           2004            2003
                                       -----------      -----------
REVENUE:
   Rental income                       $ 1,009,536      $ 1,025,283
   Interest and other income                24,441           25,914
                                       -----------      -----------
          Total revenue                  1,033,977        1,051,197
                                       -----------      -----------

EXPENSES:
   Operating and administrative            113,602           98,835
   Property operating expenses:
      Payroll services                     101,694           96,313
      Utilities                            106,284          119,994
      Real estate taxes                     79,349           84,578
      Other operating expenses             207,160          214,977
   Depreciation and amortization           169,203          200,740
                                       -----------      -----------
          Total expenses                   777,292          815,437
                                       -----------      -----------

INCOME FROM OPERATIONS                     256,685          235,760

INTEREST EXPENSE                           352,637          355,077

EQUITY IN INCOME  (LOSS) OF
   INVESTEE ENTITY                           4,858          (21,528)
                                       -----------      -----------

NET LOSS                               $   (91,094)     $  (140,845)
                                       ===========      ===========
NET LOSS ALLOCATED
   TO GENERAL PARTNER                  $      (911)     $    (1,408)
                                       ===========      ===========

NET LOSS ALLOCATED
   TO LIMITED PARTNERS                 $   (90,183)     $  (139,437)
                                       ===========      ===========

NET LOSS PER UNIT OF
   INVESTOR LIMITED PARTNERSHIP
   INTEREST, BASED ON 26,588 UNITS
   ISSUED AND OUTSTANDING              $     (3.39)     $     (5.24)
                                       ===========      ===========

   The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                  FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                         Units of
                                         Investor     Investor
                                         Limited       Limited      General
                                       Partnership    Partners'    Partner's
                                         Interest      Equity        Deficit       Total
                                       -----------    ---------    ----------    ----------
BALANCE, December 31, 2002                  26,588    $ 837,382    $ (225,214)   $  612,168

  Net loss                                       -     (437,444)       (4,419)     (441,863)
                                       -----------    ---------    ----------    ----------

BALANCE, December 31, 2003                  26,588      399,938      (229,633)      170,305

  Net loss (unaudited)                           -      (90,183)         (911)      (91,094)
                                       -----------    ---------    ----------    ----------

BALANCE, March 31, 2004 (unaudited)         26,588    $ 309,755    $ (230,544)   $   79,211
                                       ===========    =========    ==========    ==========

   The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                            2004             2003
                                                                         -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $   (91,094)     $  (140,845)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
        Depreciation                                                         160,015          191,553
        Amortization                                                           9,188            9,187
        Equity in (income) loss of Investee Entity                            (4,858)          21,528
        Increase in other assets                                              32,987           33,286
        Increase (decrease) in accounts payable and accrued expenses          21,402          (63,155)
        Decrease (increase) in security deposits, net                           (150)           7,539
                                                                         -----------      -----------
            Net cash provided by operating activities                        127,490           59,093
                                                                         -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures - building improvements                                    -          (57,004)
   Decrease (increase) in escrow deposits, net                              (104,593)         (83,744)
                                                                         -----------      -----------
            Net cash used in investing activities                           (104,593)        (140,748)
                                                                         -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of mortgage principal                                            (67,812)         (65,389)
                                                                         -----------      -----------
            Cash used in financing activities                                (67,812)         (65,389)
                                                                         -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (44,915)        (147,044)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             1,026,944        1,724,534
                                                                         -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $   982,029      $ 1,577,490
                                                                         ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

        Cash paid for interest                                           $   353,089      $   355,511
                                                                         ===========      ===========

   The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

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

      Boston Historic Partners Limited Partnership (BHP), a Massachusetts limited partnership, is the general partner of the Partnership. BHP was formed in November 1986 for the purpose of organizing, syndicating and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships). As of March 31, 2004, BHP had established three such partnerships, including the Partnership.

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

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in HPP'89's form 10-KSB for the year ended December 31, 2003.

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

      Under the principles of consolidation, losses and other charges applicable to the minority interest which exceed the minority interest in equity capital of the minority interest are charged against the controlling interest since there is no obligation for the minority interest to make good such losses or other charges. Once the minority interest has been reduced to zero, future earnings of the minority interest are credited to the controlling interest to the extent of the losses or other charges applicable to the minority interest, which have been charged against the controlling interest. At March 31, 2004, the minority interest in TCAMP (1% membership interest owned by a party unrelated to HPP'89) has been reduced to zero and cumulative losses and other charges applicable to the minority interest which have been charged against the Partnership total $9,129.

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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004
                                   (UNAUDITED)

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

      HPP'89 reviews property and equipment held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows, undiscounted and excluding interest expense, from the use of the asset is less than the carrying value of the asset.

      Cash, Cash Equivalents and Concentration of Credit Risk

      HPP'89 considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At March 31, 2004, cash equivalents totaled $811,012.

      At March 31, 2004, HPP'89 had $404,638 of cash and cash equivalents on deposit in banks in excess of amounts insured by the Federal Deposit Insurance Corporation. Also at March 31, 2004, HPP'89 had $428,080 of Massachusetts' municipal money market funds which are not insured or guaranteed.

      Deferred Costs

      Deferred costs relating to mortgage notes and commercial leases are amortized on a straight-line basis over their respective terms.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004
                                   (UNAUDITED)

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

      On September 16, 1993, the Partnership sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. The Partnership's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale require annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. At March 31, 2004, the remaining uncollected payments total $50,000, which are secured by the interest sold to the developer general partner, and are included in other assets.

      Under the equity method of accounting, the Partnership recorded income
      (loss) from the 402 Julia Investment of $5,671 and ($20,715), respectively, and amortization expense of $813, for the three months ended March 31, 2004 and 2003.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004
                                   (UNAUDITED)

(3)   INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITY (CONTINUED)

      The summary balance sheet as of March 31, 2004, and summary statements of operations for the three months ended March 31, 2004 and 2003, of the Investee Entity are as follows:

                              SUMMARY BALANCE SHEET
                                 MARCH 31, 2004

                                     ASSETS
   Land                                                                         $   132,800
   Building and improvements (net of accumulated depreciation of $563,171)        1,018,400
   Cash and cash equivalents                                                        251,575
   Cash equivalents, security deposits                                               20,740
   Other assets, less accumulated amortization of $24,325                           104,066
                                                                                -----------
                 Total assets                                                   $ 1,527,581
                                                                                ===========

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
   Mortgage note payable                                                        $ 1,022,421
   Other liabilities                                                                 40,226
                                                                                -----------
           Total liabilities                                                      1,062,647
                                                                                -----------

Partners' equity:
   HPP'89                                                                           417,334
   Other partners                                                                    47,600
                                                                                -----------
              Total partners' equity                                                464,934
                                                                                -----------
                     Total liabilities and partners' equity                     $ 1,527,581
                                                                                ===========

                        SUMMARY STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                     2004           2003
                                                  ----------     ----------
Revenue:
      Rental revenue                              $   65,426     $   61,663
      Interest and other income                        4,369          1,784
                                                  ----------     ----------
           Total revenue                              69,795         63,447
                                                  ----------     ----------

Expenses:
      Operating expenses                              33,033         66,806
      Depreciation and amortization                   10,958         10,958
      Interest expense                                17,123         17,391
                                                  ----------     ----------
           Total expenses                             61,114         95,155
                                                  ----------     ----------

Net income from operations                        $    8,681     $  (31,708)
                                                  ==========     ==========
Net income allocated to HPP'89                    $    5,671     $  (20,715)
                                                  ==========     ==========
Net income allocated to other partners            $    3,010     $  (10,993)
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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004
                                   (UNAUDITED)

(4)   MORTGAGE NOTES PAYABLE (CONTINUED)

      As of March 31, 2004, annual maturities of the mortgage notes payable for the next five years are as follows:

Year Ending December 31,                            Amount
------------------------                            ------
         2004                                     $  206,324
         2005                                        299,519
         2006                                      4,915,863
         2007                                        191,270
         2008                                        202,637

(5)   RELATED PARTY TRANSACTION AND COMMITMENTS

      TCAMP entered into a management agreement with Claremont Management Limited Liability Company (CMLLC) to manage the property. The sole shareholder of CMLLC is related to the other member of TCAMP. The agreement expires on September 30, 2004 and automatically renews thereafter on an annual basis, unless terminated earlier as provided for in the agreement. The management agreement requires the payment of a management fee of 3% of gross receipts, as defined in the agreement, plus the reimbursement of all CMLLC's costs of providing these services. Management fees under the management agreement totaled $20,344 and $21,146, respectively, for the three months ended March 31, 2004 and 2003. Expense reimbursements to CMLLC for the three months ended March 31, 2004 and 2003 totaled $83,807 and $80,219, respectively.

      Portland Lofts entered into a management agreement with an unrelated party to manage the property for a fee of 3% of the gross receipts as defined in the agreement. The agreement expires July 1, 2004 and automatically renews thereafter on an annual basis, unless terminated earlier as provided for in the agreement.

      The Partnership engages Gunn Financial, Incorporated (GFI), an unaffiliated Massachusetts corporation, to provide accounting, asset management and investor services. GFI provides such services for an annual management fee of $54,000 plus reimbursement of all its costs of providing these services. The agreement expires on the earlier of June 30, 2006 or liquidation of the Partnership, as defined. For the three months ended March 31, 2004 and 2003, GFI was reimbursed $62,297 and $63,534, respectively, for operating costs.

      The Partnership and TCAMP have committed to pay the principal of GFI $5,000 per month for direct mortgage services and operational management provided by him for TCAMP. The agreement continues in effect until such services are no longer rendered. For each of the three months ended March 31, 2004 and 2003, the principal of GFI was paid $15,000 for these services.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004
                                   (UNAUDITED)

(6)   MINIMUM FUTURE RENTALS UNDER OPERATING LEASES

      Portland Lofts rents space to commercial tenants under operating leases of varying terms expiring through 2012. As of March 31, 2004, Portland Lofts had entered into eight commercial leases covering 55% of the building's net rentable commercial space and five commercial month-to-month leases. For the three months ended March 31, 2004, two commercial tenants comprised approximately 32% of commercial rental income under noncancellable commercial leases.

      At March 31, 2004, minimum future rentals, excluding reimbursement of real estate taxes and certain operating expenses, to be received under noncancellable commercial leases are as follows:

Year Ending December 31,                            Amount
------------------------                            ------
         2004                                     $  181,169
         2005                                        261,571
         2006                                        229,190
         2007                                        200,741
         2008                                        164,982
      Thereafter                                     151,601

      In most cases, management expects that in the normal course of business, commercial leases will be renewed or replaced by other leases and month-to-month arrangements will be continued or replaced by other leases.

(7)   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of cash and cash equivalents, cash and cash equivalents security deposits, other assets, escrow deposits, accounts payable and accrued expenses, and security deposits at March 31, 2004 approximate their fair values due to their short maturities. The fair values of the mortgage notes payable at March 31, 2004 approximate their carrying amounts based on the interest rates available for similar financing arrangements. All financial instruments are held for non-trading purposes.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                 MARCH 31, 2004

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

      HPP'89 capitalizes as investment in real estate the initial acquisition of property and equipment and those expenditures incurred that extend the useful life of the related assets. Expenditures for maintenance and repairs, including major repairs and replacements made as part of a periodic maintenance program to restore the assets repaired to substantially original condition, are expensed as incurred. During the quarter ended March 31, 2004, the Partnership did not recorded any expenses of major repairs and/or maintenance costs incurred as part of a periodic maintenance program rather than capitalizing such expenditures.

      HPP'89 reviews its long-lived assets, principally investment in real estate, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is required to be recognized if the sum of the expected future cash flows, undiscounted and excluding interest expense, from the use of the asset is less than the carrying value of the asset. For the quarter ended March 31, 2004, the Partnership did not recognize an impairment loss.

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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                 MARCH 31, 2004
                                   (CONTINUED)

As of March 31, 2004, the Partnership had $115,064 of total cash and cash equivalents. The Partnership's cash is used primarily to fund general and administrative expenses of managing the public fund. The Partnership's only source of short-term liquidity is from distributions received from TCAMP and Portland Lofts. The Partnership has sufficient cash to meet its short-term operating needs.

The short-term liquidity of 402 Julia, TCAMP and Portland Lofts depends on their ability to generate sufficient rental income to fund operating expenses and debt service requirements. TCAMP, Portland Lofts and 402 Julia have stabilized operations and TCAMP and Portland Lofts are expected to generate cash flow. The Partnership received distributions from Portland Lofts of $39,000 for each of the quarters ended March 31, 2004 and 2003. The Partnership received distributions from TCAMP of $247,500 for the quarter ended March 31, 2003.

On October 1, 2002 Portland Lofts entered into a contract for exterior building repairs and maintenance work totaling $443,711 (inclusive of change orders). The date of commencement of the work was February 1, 2003. As of December 31, 2003, 100% of the contract had been completed. As of March 31, 2004, $22,186 has been accrued and is included in accounts payable and accrued expenses. The remainder of the contract was paid, from Portland Lofts' cash reserves, in progress payments throughout the year ended December 31, 2003.

Cash flow generated from the Partnership's investment properties and the Partnership's share of the proceeds from the sale of such properties is expected to be the source of future long-term liquidity.

Management's Discussion and Analysis of Financial Condition and Results of Operations. The Partnership accounts for its investment in 402 Julia using the equity method of accounting. The consolidated financial statements as of and for the quarters ended March 31, 2004 and 2003 include the accounts and transactions of the Partnership, TCAMP and Portland Lofts after the elimination of all inter-company accounts and transactions.

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

The Partnership's allocable share of operating income and/or losses in 402 Julia is 65.33%. For the quarter ended March 31, 2004, 402 Julia recorded an economic occupancy of 94% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 95%. For the quarter ended March 31, 2003, 402 Julia recorded an economic occupancy of 89% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 91%. 402 Julia has benefited from a relatively strong New Orleans market and continues to record stable operations. For the quarters ended March 31, 2004 and 2003, 402 Julia recorded net income (loss) of approximately $8,700 and $(31,700), respectively, which included depreciation and amortization for each of the quarters ended March 31, 2004 and 2003 of approximately $10,950.

TCAMP operates in the competitive lowertown district of St. Paul, Minnesota. TCAMP had an economic occupancy of 81% and 86%, respectively, for the quarters ended March 31, 2004 and 2003. For the quarter ended March 31, 2004, TCAMP recorded a net loss of approximately $38,200 which included depreciation and amortization of approximately $109,300. TCAMP recorded a net loss of approximately $45,100 for the quarter ended March 31, 2003 which included depreciation and amortization of approximately $142,900.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                 MARCH 31, 2004
                                   (CONTINUED)

For the quarter ended March 31, 2004, Portland Lofts recorded an economic occupancy of 89% for its residential units and an economic occupancy of 82% for its commercial space for a combined economic occupancy of 87%. For the quarter ended March 31, 2003, Portland Lofts recorded an economic occupancy of 84% for its residential units and an economic occupancy of 92% for its commercial space for a combined economic occupancy of 86%. For the quarter ended March 31, 2004, Portland Lofts recorded net income of approximately $54,900 which included depreciation and amortization of approximately $59,900. For the quarter ended March 31, 2003, Portland Lofts recorded net income of approximately $23,900 which included depreciation and amortization of approximately $57,800.

HPP'89 recorded a consolidated net loss of approximately $91,100 for the quarter ended March 31, 2004 compared to a consolidated net loss of approximately $140,800 for the quarter ended March 31, 2003. The decrease in consolidated net loss was primarily due to decreases in depreciation and amortization and equity in income (loss) of investee entity, partially offset by an increase in operating and administrative expenses.

The decrease in depreciation and amortization is a result of fully depreciated furniture and fixtures at TCAMP while the operating and administrative expenses increased primarily due to heightened auditing expenses. The decrease in equity in loss of investee entity was largely due to decreases in bad debt and painting expenses at 402 Julia Street.

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

Item 3. Controls and Procedures.

The General Partner (performing similar functions of Chief Executive Officer and Chief Financial Officer) and Robert Gunn (President of GFI, performing similar functions of Financial Officer) have evaluated the effectiveness of the Partnership's disclosure controls and procedures as of March 31, 2004, and have determined there are sufficient internal controls in place for the Partnership, TCAMP, Portland Lofts and 402 Julia to effectively report all adjustments necessary in order to make the consolidated financial statements and footnotes not misleading. Management has not made any changes to the internal controls or in other factors that could significantly affect internal controls, subsequent to the date of our most recent evaluation.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           PART II - OTHER INFORMATION
                                 MARCH 31, 2004

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

            (b) Exhibit 31.2 - Asset Manager's Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            (c) Exhibit 32.1 - General Partner's Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                             HISTORIC PRESERVATION PROPERTIES 1989
                                      LIMITED PARTNERSHIP

                             By: Boston Historic Partners Limited
                                 Partnership, General Partner

                                 By: Portfolio Advisory Services,
                                     Inc., General Partner

Date: May 12, 2004                   By: /s/Terrence P. Sullivan
                                         ------------------------
                                         Terrence P. Sullivan,
                                         President

                                 and

Date: May 12, 2004                   By: /s/Terrence P. Sullivan
                                         ------------------------
                                         Terrence P. Sullivan,
                                         General Partner