Form 10QSB
period 2004-06-30
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 2004-08-12
CIK 839614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2004

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to __________

Commission File Number 33-24129

            Historic Preservation Properties 1989 Limited Partnership
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                                    Delaware
         --------------------------------------------------------------
         (State or Other Jurisdiction of Incorporation or Organization)

                                   04-3021042
         --------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

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

Transitional Small Business Disclosure Format (Check one):
Yes[ ]   No [ ]

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                                   FORM 10-QSB

                                  JUNE 30, 2004

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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)

                                     ASSETS

INVESTMENT IN REAL ESTATE
      Land                                                    $  2,396,037
      Buildings and improvements                                17,940,293
      Furniture and equipment                                      400,420
                                                              ------------
                                                                20,736,750
      Accumulated depreciation                                  (4,005,921)
                                                              ------------
                                                                16,730,829
                                                              ------------

INVESTMENT IN INVESTEE ENTITY                                      479,810
                                                              ------------
CASH AND CASH EQUIVALENTS
      Real estate operating                                        956,226
      Partnership                                                   63,237
                                                              ------------
                                                                 1,019,463
                                                              ------------
CASH AND CASH EQUIVALENTS, SECURITY DEPOSITS                       142,243

OTHER ASSETS                                                       151,412
ESCROW DEPOSITS                                                    199,599
DEFERRED COSTS, less accumulated amortization of $169,578          185,790
                                                              ------------
                                                              $ 18,909,146
                                                              ============
                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
      Mortgage notes payable                                  $ 18,497,284
      Accounts payable and accrued expenses                        254,788
      Security deposits                                            130,808
                                                              ------------
                  Total liabilities                             18,882,880
                                                              ------------
COMMITMENTS (Note 5)

PARTNERS' EQUITY
      Limited Partners' Equity - Units of  Investor Limited
            Partnership Interest, $1,000 stated value
            per Unit-Issued and outstanding 26,588 units           257,339
      General Partner's Deficit                                   (231,073)
                                                              ------------
                  Total partners' equity                            26,266
                                                              ------------
                                                              $ 18,909,146
                                                              ============

        The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE THREE MONTHS AND
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                              Three Months                    Six Months
                                              Ended June 30,                Ended June 30,
                                           2004           2003           2004           2003
                                        -----------    -----------    -----------    -----------
REVENUE:
      Rental income                     $ 1,031,751    $ 1,018,209    $ 2,041,287    $ 2,042,173
      Interest and other income              21,977         33,862         46,418         59,776
                                        -----------    -----------    -----------    -----------
               Total revenue              1,053,728      1,052,071      2,087,705      2,101,949
                                        -----------    -----------    -----------    -----------
EXPENSES:
      Operating and administrative          100,215        100,473        213,817        199,308
      Property operating expenses:
           Payroll services                 111,328        107,175        213,022        203,488
           Utilities                         93,837         85,783        200,121        205,777
           Real estate taxes                 65,677         72,905        145,026        157,483
           Other operating expenses         221,934        281,544        429,094        495,202
      Depreciation and amortization         169,203        200,878        338,406        401,618
                                        -----------    -----------    -----------    -----------
               Total expenses               762,194        848,758      1,539,486      1,662,876
                                        -----------    -----------    -----------    -----------
INCOME FROM OPERATIONS                      291,534        203,313        548,219        439,073

INTEREST EXPENSE                            351,323        356,465        703,960        711,542

EQUITY IN INCOME  (LOSS) OF
     INVESTEE ENTITY                          6,844         (1,276)        11,702        (22,804)
                                        -----------    -----------    -----------    -----------
NET LOSS                                $   (52,945)   $  (154,428)   $  (144,039)   $  (295,273)
                                        ===========    ===========    ===========    ===========
NET LOSS ALLOCATED
     TO GENERAL PARTNER                 $      (529)   $    (1,544)   $    (1,440)   $    (2,953)
                                        ===========    ===========    ===========    ===========
NET LOSS ALLOCATED
      TO LIMITED PARTNERS               $   (52,416)   $  (152,884)   $  (142,599)   $  (292,320)
                                        ===========    ===========    ===========    ===========
NET LOSS PER UNIT OF
      INVESTOR LIMITED PARTNERSHIP
      INTEREST, BASED ON 26,588 UNITS
      ISSUED AND OUTSTANDING            $     (1.97)   $     (5.75)   $     (5.36)   $    (10.99)
                                        ===========    ===========    ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                   FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                       Units of
                                       Investor      Investor
                                       Limited       Limited      General
                                     Partnership    Partners'    Partner's
                                       Interest       Equity      Deficit       Total
                                       --------       ------      -------       -----
BALANCE, December 31, 2002              26,588      $ 837,382    $(225,214)   $ 612,168

   Net loss                                  -       (437,444)      (4,419)    (441,863)
                                        ------      ---------    ---------    ---------
BALANCE, December 31, 2003              26,588        399,938     (229,633)     170,305

   Net loss (unaudited)                      -       (142,599)      (1,440)    (144,039)
                                        ------      ---------    ---------    ---------
BALANCE, June 30, 2004 (unaudited)      26,588      $ 257,339    $(231,073)   $  26,266
                                        ======      =========    =========    =========

        The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                            2004           2003
                                                                        ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                          $  (144,039)   $  (295,273)
      Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
            Depreciation                                                    320,030        383,243
            Amortization                                                     18,376         18,375
            Equity in (income) loss of Investee Entity                      (11,701)        22,804
            Decrease in other assets                                         41,871         57,427
            Decrease in accounts payable and accrued expenses               (30,351)      (238,382)
            Decrease in security deposits, net                                6,461          4,582
                                                                        -----------    -----------
                  Net cash provided by (used in) operating activities       200,647        (47,224)
                                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures - building improvements                          (22,186)      (363,592)
      Increase in escrow deposits, net                                      (51,589)       (59,178)
                                                                        -----------    -----------
                  Net cash used in investing activities                     (73,775)      (422,770)
                                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments of mortgage principal                                       (134,353)      (126,751)
                                                                        -----------    -----------
                  Cash used in financing activities                        (134,353)      (126,751)
                                                                        -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (7,481)      (596,745)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            1,026,944      1,724,534
                                                                        -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 1,019,463    $ 1,127,789
                                                                        ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:

         Cash paid for interest                                         $   707,493    $   715,050
                                                                        ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

      Boston Historic Partners Limited Partnership (BHP), a Massachusetts limited partnership, is the general partner of the Partnership. BHP was formed in November 1986 for the purpose of organizing, syndicating and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships). As of June 30, 2004, BHP had established three such partnerships, including the Partnership.

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

      Under the principles of consolidation, losses and other charges applicable to the minority interest which exceed the minority interest in equity capital of the minority interest are charged against the controlling interest since there is no obligation for the minority interest to make good such losses or other charges. Once the minority interest has been reduced to zero, future earnings of the minority interest are credited to the controlling interest to the extent of the losses or other charges applicable to the minority interest, which have been charged against the controlling interest. At June 30, 2004, the minority interest in TCAMP (1% membership interest owned by a party unrelated to HPP'89) has been reduced to zero and cumulative losses and other charges applicable to the minority interest which have been charged against the Partnership total $9,288.

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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

      Reclassifications

      Certain amounts in the three and six months ended June 30, 2003, financial statements have been reclassified to conform to the 2004 presentation.

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

      Cash, Cash Equivalents and Concentration of Credit Risk

      HPP'89 considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At June 30, 2004, cash equivalents totaled $833,332.

      At June 30, 2004, HPP'89 had $511,484 of cash and cash equivalents on deposit in banks in excess of amounts insured by the Federal Deposit Insurance Corporation. Also at June 30, 2004, HPP'89 had $413,579 of Massachusetts' municipal money market funds which are not insured or guaranteed.

      Deferred Costs

      Deferred costs relating to mortgage notes and commercial leases are amortized on a straight-line basis over their respective terms.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

      On September 16, 1993, the Partnership sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. The Partnership's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale require annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. At June 30, 2004, the remaining uncollected payments total $50,000, which are secured by the interest sold to the developer general partner, and are included in other assets.

      Under the equity method of accounting, the Partnership recorded income
      (loss) from the 402 Julia Investment of $13,328 and ($21,178), respectively, and amortization expense of $1,626, for the six months ended June 30, 2004 and 2003.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

(3)   INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITY (CONTINUED)

      The summary balance sheet as of June 30, 2004 and summary statements of operations for the six months ended June 30, 2004 and 2003, of the Investee Entity are as follows:

                              SUMMARY BALANCE SHEET
                                  JUNE 30, 2004

                                     ASSETS
   Land                                                                      $  132,800
   Building and improvements (net of accumulated depreciation of $573,056)    1,008,515
   Cash and cash equivalents                                                    269,546
    Cash equivalents, security deposits                                          20,760
    Other assets, less accumulated amortization of $ 25,398                     105,932
                                                                             ----------
              Total assets                                                   $1,537,553
                                                                             ==========
                        LIABILITIES AND PARTNERS' EQUITY
Liabilities:
   Mortgage note payable                                                     $1,018,226
   Other liabilities                                                             42,673
                                                                             ----------
         Total liabilities                                                    1,060,899
                                                                             ----------
Partners' equity:
   HPP'89                                                                       424,991
   Other partners                                                                51,663
                                                                             ----------
         Total partners' equity                                                 476,654
                                                                             ----------
              Total liabilities and partners' equity                         $1,537,553
                                                                             ==========

                        SUMMARY STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                                     2004        2003
                                                   ---------   ---------
Revenue:
         Rental revenue                            $ 135,197   $ 122,479
         Interest and other income                     7,667       6,066
                                                   ---------   ---------
               Total revenue                         142,864     128,545
                                                   ---------   ---------
Expenses:
         Operating expenses                           66,371     104,330
         Depreciation and amortization                21,916      21,916
         Interest expense                             34,176      34,716
                                                   ---------   ---------
               Total expenses                        122,463     160,962
                                                   ---------   ---------
Net income (loss) from operations                  $  20,401   $ (32,417)
                                                   =========   =========
Net income (loss) allocated to HPP'89              $  13,328   $ (21,178)
                                                   =========   =========
Net income (loss) allocated to other partners      $   7,073   $ (11,239)
                                                   =========   =========

(4)   MORTGAGE NOTES PAYABLE

      TCAMP's mortgage note payable bears interest at 6.995%, amortizes over a 30-year schedule, and requires monthly principal and interest payments totaling $93,095 with the unpaid principal balance under the mortgage note payable on May 1, 2011. The mortgage note payable is secured by TCAMP's property, rents, and assignment of leases. The mortgage note requires monthly escrow deposits for real estate taxes, insurance escrow and replacement reserves of $22,491, $5,730, and $5,313, respectively.

      Portland Lofts' mortgage note payable bears interest at 9%, amortizes over a 25-year schedule, requires monthly payments of principal and interest of $47,205, and matures on July 1, 2006, at which time all unpaid principal and interest is due. The mortgage note payable is secured by Portland Lofts' property, rents and assignment of leases.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

(4)   MORTGAGE NOTES PAYABLE (CONTINUED)

      As of June 30, 2004, annual maturities of the mortgage notes payable for the next five years are as follows:

Year Ending December 31,             Amount
------------------------             ------
        2004                      $   139,783
        2005                          299,519
        2006                        4,915,863
        2007                          191,270
        2008                          202,637

(5)   RELATED PARTY TRANSACTION AND COMMITMENTS

      TCAMP entered into a management agreement with Claremont Management Limited Liability Company (CMLLC) to manage the property. The sole shareholder of CMLLC is related to the other member of TCAMP. The agreement expires on September 30, 2004 and automatically renews thereafter on an annual basis, unless terminated earlier as provided for in the agreement. The management agreement requires the payment of a management fee of 3% of gross receipts, as defined in the agreement, plus the reimbursement of all CMLLC's costs of providing these services. Management fees under the management agreement totaled $41,335 and $42,019, respectively, for the six months ended June 30, 2004 and 2003. Expense reimbursements to CMLLC for the six months ended June 30, 2004 and 2003 totaled $174,604 and $167,955, respectively.

      Portland Lofts entered into a management agreement with an unrelated party to manage the property for a fee of 3% of the gross receipts as defined in the agreement. The agreement expires July 1, 2004 and automatically renews thereafter on an annual basis, unless terminated earlier as provided for in the agreement.

      The Partnership engages Gunn Financial, Incorporated (GFI), an unaffiliated Massachusetts corporation, to provide accounting, asset management and investor services. GFI provides such services for an annual management fee of $54,000 plus reimbursement of all its costs of providing these services. The agreement expires on the earlier of June 30, 2006 or liquidation of the Partnership, as defined. For the six months ended June 30, 2004 and 2003, GFI was reimbursed $118,676 and $114,018, respectively, for operating costs.

      The Partnership and TCAMP have committed to pay the principal of GFI $5,000 per month for direct mortgage services and operational management provided by him for TCAMP. The agreement continues in effect until such services are no longer rendered. For each of the six months ended June 30, 2004 and 2003, the principal of GFI was paid $30,000 for these services.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004
                                   (UNAUDITED)

(6)   MINIMUM FUTURE RENTALS UNDER OPERATING LEASES

      Portland Lofts rents space to commercial tenants under operating leases of varying terms expiring through 2012. As of June 30, 2004, Portland Lofts had entered into seven commercial leases covering 56% of the building's net rentable commercial space and five commercial month-to-month leases. For the six months ended June 30, 2004, two commercial tenants comprised approximately 31% of commercial rental income under noncancellable commercial leases.

      At June 30, 2004, minimum future rentals, excluding reimbursement of real estate taxes and certain operating expenses, to be received under noncancellable commercial leases are as follows:

Year Ending December 31,        Amount
------------------------        ------
          2004                 $112,320
          2005                  246,937
          2006                  223,093
          2007                  200,741
          2008                  164,982
       Thereafter               151,601

      In most cases, management expects that in the normal course of business, commercial leases will be renewed or replaced by other leases and month-to-month arrangements will be continued or replaced by other leases.

(7)   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of cash and cash equivalents, cash and cash equivalents security deposits, other assets, escrow deposits, accounts payable and accrued expenses, and security deposits at June 30, 2004 approximate their fair values due to their short maturities. The fair values of the mortgage notes payable at June 30, 2004 approximate their carrying amounts based on the interest rates available for similar financing arrangements. All financial instruments are held for non-trading purposes.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                  JUNE 30, 2004

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

      HPP'89 capitalizes as investment in real estate the initial acquisition of property and equipment and those expenditures incurred that extend the useful life of the related assets. Expenditures for maintenance and repairs, including major repairs and replacements made as part of a periodic maintenance program to restore the assets repaired to substantially original condition, are expensed as incurred. During the quarters ended June 30, 2004, the Partnership did not record any expenses of major repairs and/or maintenance costs incurred as part of a periodic maintenance program rather than capitalizing such expenditures.

      HPP'89 reviews its long-lived assets, principally investment in real estate, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is required to be recognized if the sum of the expected future cash flows, undiscounted and excluding interest expense, from the use of the asset is less than the carrying value of the asset. For the quarters ended June 30, 2004, the Partnership did not recognize an impairment loss.

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

As of June 30, 2004, the Partnership had $63,237 of total cash and cash equivalents. The Partnership's cash is used primarily to fund general and administrative expenses of managing the public fund. The Partnership's only source of short-term liquidity is from distributions received from TCAMP and Portland Lofts. The Partnership has sufficient cash to meet its short-term operating needs.

The short-term liquidity of 402 Julia, TCAMP and Portland Lofts depends on their ability to generate sufficient rental income to fund operating expenses and debt service requirements. TCAMP, Portland Lofts and 402 Julia have stabilized operations and TCAMP and Portland Lofts are expected to generate cash flow. The Partnership received distributions from Portland Lofts of $78,000 for each of the six months ended June 30, 2004 and 2003. The Partnership received distributions from TCAMP of $247,500 for the six months ended June 30, 2003.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                  JUNE 30, 2004
                                   (CONTINUED)

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

Management's Discussion and Analysis of Financial Condition and Results of Operations. The Partnership accounts for its investment in 402 Julia using the equity method of accounting. The consolidated financial statements as of and for the three and six months ended June 30, 2004 and 2003 include the accounts and transactions of the Partnership, TCAMP and Portland Lofts after the elimination of all inter-company accounts and transactions.

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

The Partnership's allocable share of operating income and/or losses in 402 Julia is 65.33%. For the quarters ended June 30, 2004, 402 Julia recorded an economic occupancy of 97% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 98%. For the quarters ended June 30, 2003, 402 Julia recorded an economic occupancy of 88% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 90%. 402 Julia has benefited from a relatively strong New Orleans market and continues to record stable operations. For the six months ended June 30, 2004 and 2003, 402 Julia recorded net income (loss) of approximately $20,400 and $(32,400), respectively, which included depreciation and amortization for each of the six months ended June 30, 2004 and 2003 of approximately $21,916.

TCAMP operates in the competitive lowertown district of St. Paul, Minnesota. TCAMP had an economic occupancy of 82% and 85%, respectively, for the six months ended June 30, 2004 and 2003. For the quarters ended June 30, 2004, TCAMP recorded a net loss of approximately $54,000 which included depreciation and amortization of approximately $218,600. TCAMP recorded a net loss of approximately $147,600 for the quarters ended June 30, 2003 which included depreciation and amortization of approximately $286,200.

For the quarters ended June 30, 2004, Portland Lofts recorded an economic occupancy of 90% for its residential units and an economic occupancy of 78% for its commercial space for a combined economic occupancy of 87%. For the quarters ended June 30, 2003, Portland Lofts recorded an economic occupancy of 83% for its residential units and an economic occupancy of 93% for its commercial space for a combined economic occupancy of 85%. For the quarters ended June 30, 2004, Portland Lofts recorded net income of approximately $111,100 which included depreciation and amortization of approximately $119,800. For the quarters ended June 30, 2003, Portland Lofts recorded net income of approximately $64,400 which included depreciation and amortization of approximately $115,500.

HPP'89 recorded a consolidated net loss of approximately $52,900 for the quarter ended June 30, 2004 compared to a consolidated net loss of approximately $154,400 for the quarter ended June 30, 2003. HPP'89 recorded a consolidated net loss of approximately $144,000 for the six months ended June 30, 2004 compared to a consolidated net loss of approximately $295,300 for the same period in 2003. The consolidated net loss for the three and six months ended June 30, 2004 compared to the same periods in 2003 decreased primarily due to decreases in other operating expenses and depreciation and amortization. Other operating expenses decreased primarily due to painting of common areas at TCAMP while depreciation and amortization decreased as a result of fully depreciated furniture and fixtures at TCAMP.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                  JUNE 30, 2004
                                   (CONTINUED)

                      INFLATION AND OTHER ECONOMIC FACTORS

Recent economic trends have kept inflation relatively low, although the Partnership cannot make any predictions as to whether recent trends will continue. The assets of the Partnership, principally real estate investment and the Investee Entity, are highly leveraged in view of the fact that each property is subject to a long-term first mortgage loan. Operating expenses and rental revenue of each property are subject to inflationary and other economic factors. Low rates of inflation could result in slower rental rate increases, and to the extent that these factors are outpaced by increases in property operating expenses (which could arise as a result of general economic circumstances such as an increase in the cost of energy or fuel, or from local economic circumstances), the operations of the Partnership, real estate investments and its Investee Entity could be adversely affected. Actual deflation in prices generally would, in effect, increase the economic burden of the mortgage debt service with a corresponding adverse effect.

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

Item 3. Controls and Procedures.

The General Partner (performing similar functions of Chief Executive Officer and Chief Financial Officer) and Robert Gunn (President of GFI, performing similar functions of Financial Officer) have evaluated the effectiveness of the Partnership's disclosure controls and procedures as of June 30, 2004, and have determined there are sufficient internal controls in place for the Partnership, TCAMP, Portland Lofts and 402 Julia to effectively report all adjustments necessary in order to make the consolidated financial statements and footnotes not misleading. Management has not made any changes to the internal controls or in other factors that could significantly affect internal controls, subsequent to the date of our most recent evaluation.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           PART II - OTHER INFORMATION
                                  JUNE 30, 2004

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

                                        HISTORIC PRESERVATION PROPERTIES 1989
                                                 LIMITED PARTNERSHIP

                                        By:  Boston Historic Partners Limited
                                             Partnership, General Partner

                                             By:   Portfolio Advisory Services,
                                                   Inc., General Partner

Date:  August 12, 2004                       By:   /s/ Terrence P. Sullivan
                                                   -----------------------------
                                                   Terrence P. Sullivan,
                                                   President

                                        and

Date:  August 12, 2004                       By:   /s/ Terrence P. Sullivan
                                                   -----------------------------
                                                   Terrence P. Sullivan,
                                                   General Partner