Form 10QSB
period 2004-09-30
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 2004-11-15
CIK 839614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended    September 30, 2004
                                      ---------------------

                           or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to  ____________

Commission File Number 33-24129
                       --------


            Historic Preservation Properties 1989 Limited Partnership
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                                    Delaware
--------------------------------------------------------------------------------
         (State or Other Jurisdiction of Incorporation or Organization)


                                   04-3021042
--------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)


         21 Custom House Street, Suite 440, Boston, Massachusetts 02110
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                    Issuer's Telephone Number, (617) 422-5815


             45 Broad Street, 3rd Floor Boston, Massachusetts 02109
--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

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

                               SEPTEMBER 30, 2004

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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)



                                     ASSETS

INVESTMENT IN REAL ESTATE
     Land                                                          $  2,396,037
     Buildings and improvements                                      17,940,293
     Furniture and equipment                                            400,420
                                                                   ------------
                                                                     20,736,750
     Accumulated depreciation                                        (4,165,887)
                                                                   ------------
                                                                     16,570,863
                                                                   ------------

INVESTMENT IN INVESTEE ENTITY                                           479,038
                                                                   ------------

CASH AND CASH EQUIVALENTS
     Real estate operating                                              893,388
     Partnership                                                        107,450
                                                                   ------------
                                                                      1,000,838
                                                                   ------------

CASH AND CASH EQUIVALENTS, SECURITY DEPOSITS                            140,131

OTHER ASSETS                                                            144,058
ESCROW DEPOSITS                                                         279,489
DEFERRED COSTS, less accumulated amortization of $178,766               176,602
                                                                   ------------

                                                                   $ 18,791,019
                                                                   ============

                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
     Mortgage notes payable                                        $ 18,429,386
     Accounts payable and accrued expenses                              316,932
     Security deposits                                                  130,461
                                                                   ------------

              Total liabilities                                      18,876,779
                                                                   ------------

COMMITMENTS (Note 5)

PARTNERS' EQUITY
     Limited Partners' Equity - Units of  Investor Limited
         Partnership Interest, $1,000 stated value
         per Unit-Issued and outstanding 26,588 units                   146,434
     General Partner's Deficit                                         (232,194)
                                                                   ------------

              Total partners' equity                                    (85,760)
                                                                   ------------

                                                                   $ 18,791,019
                                                                   ============



        The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE THREE MONTHS AND
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)




                                                     Three Months                 Nine Months
                                                  Ended September 30,          Ended September 30,
                                                 2004           2003           2004           2003
                                              -----------    -----------    -----------    -----------

REVENUE:
     Rental income                            $ 1,032,068    $ 1,018,187    $ 3,073,355    $ 3,060,360
       Interest and other income                   32,267         32,164         78,685         91,940
                                              -----------    -----------    -----------    -----------
           Total revenue                        1,064,335      1,050,351      3,152,040      3,152,300
                                              -----------    -----------    -----------    -----------

EXPENSES:
     Operating and administrative                  97,396         99,302        311,213        298,610
       Property operating expenses:
           Payroll services                       104,178         98,955        317,200        302,443
           Utilities                              113,897        116,829        314,018        322,606
           Real estate taxes                       72,511         78,742        217,540        236,225
           Other operating expenses               265,893        228,724        694,987        723,926
       Depreciation and amortization              169,154        167,365        507,560        568,983
                                              -----------    -----------    -----------    -----------
           Total expenses                         823,029        789,917      2,362,518      2,452,793
                                              -----------    -----------    -----------    -----------

INCOME FROM OPERATIONS                            241,306        260,434        789,522        699,507

INTEREST EXPENSE                                  352,556        357,901      1,056,516      1,069,443

EQUITY IN INCOME (LOSS) OF
     INVESTEE ENTITY                                 (773)         5,252         10,929        (17,552)
                                              -----------    -----------    -----------    -----------

NET LOSS                                      $  (112,023)   $   (92,215)   $  (256,065)   $  (387,488)
                                              ===========    ===========    ===========    ===========

NET LOSS ALLOCATED
     TO GENERAL PARTNER                       $    (1,120)   $      (922)   $    (2,561)   $    (3,875)
                                              ===========    ===========    ===========    ===========

NET LOSS ALLOCATED
     TO LIMITED PARTNERS                      $  (110,903)   $   (91,293)   $  (253,504)   $  (383,613)
                                              ===========    ===========    ===========    ===========

NET LOSS PER UNIT OF
     INVESTOR LIMITED PARTNERSHIP
     INTEREST, BASED ON 26,588 UNITS
     ISSUED AND OUTSTANDING                   $     (4.17)   $     (3.43)   $     (9.53)   $    (14.42)
                                              ===========    ===========    ===========    ===========











        The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2003



                                         Units of
                                         Investor        Investor
                                          Limited        Limited         General
                                        Partnership     Partners'       Partner's
                                         Interest         Equity         Deficit          Total
                                        -----------     ---------       ---------       ---------

BALANCE, December 31, 2002                  26,588      $ 837,382       $(225,214)      $ 612,168

  Net loss                                      --       (437,444)         (4,419)       (441,863)
                                         ---------      ---------       ---------       ---------

BALANCE, December 31, 2003                  26,588        399,938        (229,633)        170,305

   Net loss (unaudited)                         --       (253,504)         (2,561)       (256,065)
                                         ---------      ---------       ---------       ---------

BALANCE, September 30, 2004                 26,588      $ 146,434       $(232,194)      $ (85,760)
                                         =========      =========       =========       =========




































        The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)


                                                                            2004          2003
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                           $  (256,065)   $  (387,488)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
         Depreciation                                                       479,996        541,202
         Amortization                                                        27,564         27,781
         Equity in (income) loss of Investee Entity                         (10,929)        17,552
         Decrease in other assets                                            49,225         85,875
         Increase (decrease) in accounts payable and accrued expenses         9,607       (111,762)
         Decrease (increase) in security deposits, net                        8,226         (3,468)
                                                                        -----------    -----------
             Net cash provided by operating activities                      307,624        169,692
                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures - building improvements                                --       (469,998)
     Increase in escrow deposits, net                                      (131,479)      (136,772)
                                                                        -----------    -----------
             Net cash used in investing activities                         (131,479)      (606,770)
                                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of deferred costs                                                   --        (10,000)
     Payments of mortgage principal                                        (202,251)      (189,362)
                                                                        -----------    -----------
             Cash used in financing activities                             (202,251)      (199,362)
                                                                        -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (26,106)      (636,440)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            1,026,944      1,724,534
                                                                        -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 1,000,838    $ 1,088,094
                                                                        ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

         Cash paid for interest                                         $ 1,060,497    $ 1,073,363
                                                                        ===========    ===========

















        The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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

        Boston Historic Partners Limited Partnership (BHP), a Massachusetts limited partnership, is the general partner of the Partnership. BHP was formed in November 1986 for the purpose of organizing, syndicating and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships). As of September 30, 2004, BHP had established three such partnerships, including the Partnership.

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

        Principles of Consolidation
        ---------------------------

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

        Under the principles of consolidation, losses and other charges applicable to the minority interest which exceed the minority interest in equity capital of the minority interest are charged against the controlling interest since there is no obligation for the minority interest to make good such losses or other charges. Once the minority interest has been reduced to zero, future earnings of the minority interest are credited to the controlling interest to the extent of the losses or other charges applicable to the minority interest, which have been charged against the controlling interest. At September 30, 2004, the minority interest in TCAMP (1% membership interest owned by a party unrelated to HPP'89) has been reduced to zero and cumulative losses and other charges applicable to the minority interest which have been charged against the Partnership total $10,660.

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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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

        Reclassifications
        -----------------

        Certain amounts in the three and nine months ended September 30, 2003, financial statements have been reclassified to conform to the 2004 presentation.

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

        Cash, Cash Equivalents and Concentration of Credit Risk
        -------------------------------------------------------

        HPP'89 considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At September 30, 2004, cash equivalents totaled $777,142.

        At September 30, 2004, HPP'89 had $609,281 of cash and cash equivalents on deposit in banks in excess of amounts insured by the Federal Deposit Insurance Corporation. Also at September 30, 2004, HPP'89 had $36,355 of Massachusetts' municipal money market funds which are not insured or guaranteed.

        Deferred Costs
        --------------

        Deferred costs relating to mortgage notes and commercial leases are amortized on a straight-line basis over their respective terms.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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

        On September 16, 1993, the Partnership sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. The Partnership's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale require annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. At September 30, 2004, the remaining uncollected payments total $50,000, which are secured by the interest sold to the developer general partner, and are included in other assets.

        Under the equity method of accounting, the Partnership recorded income
        (loss) from the 402 Julia Investment of $13,368 and ($15,113), respectively, and amortization expense of $2,439, for the nine months ended September 30, 2004 and 2003.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


(3)     INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITY (CONTINUED)
        ----------------------------------------------------------

        The summary balance sheet as of September 30, 2004 and summary statements of operations for the nine months ended September 30, 2004 and 2003, of the Investee Entity are as follows:

                              SUMMARY BALANCE SHEET
                               SEPTEMBER 30, 2004
                                     ASSETS



           Land                                                                      $  132,800
           Building and improvements (net of accumulated depreciation of $582,941)      998,630
           Cash and cash equivalents                                                    276,439
           Cash equivalents, security deposits                                           20,760
           Other assets, less accumulated amortization of                            $   97,272
                                                                                     ----------
                            Total assets                                             $1,525,901
                                                                                     ==========
                        LIABILITIES AND PARTNERS' EQUITY
        Liabilities:
           Mortgage note payable                                                     $1,013,960
           Other liabilities                                                             35,227
                                                                                     ----------
                  Total liabilities                                                   1,049,187
                                                                                     ----------

        Partners' equity:
           HPP'89                                                                       425,031
           Other partners                                                                51,683
                                                                                     ----------
                  Total partners' equity                                                476,714
                                                                                     ----------
                            Total liabilities and partners' equity                   $1,525,901
                                                                                     ==========


                        SUMMARY STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                                                             2004        2003
                                                                          ---------   ---------
        Revenue:
                Rental revenue                                            $ 201,891   $ 191,698
                Interest and other income                                    11,995       8,897
                                                                          ---------   ---------
                  Total revenue                                             213,886     200,595
                                                                          ---------   ---------
        Expenses:
              Operating expenses                                            109,344     138,878
              Depreciation and amortization                                  32,874      32,874
              Interest expense                                               51,205      51,976
                                                                          ---------   ---------
                  Total expenses                                            193,423     223,728
                                                                          ---------   ---------

        Net income (loss) from operations                                 $  20,463   $ (23,133)
                                                                          =========   =========
        Net income (loss) allocated to HPP'89                             $  13,368   $ (15,113)
                                                                          =========   =========
        Net income (loss) allocated to other partners                     $   7,095   $  (8,020)
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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)



(4)     MORTGAGE NOTES PAYABLE (CONTINUED)
        ---------------------------------

        As of September 30, 2004, annual maturities of the mortgage notes payable for the next five years are as follows:

                   Year Ending December 31,           Amount
                   ------------------------           ------

                             2004                 $   71,885
                             2005                    299,519
                             2006                  4,915,863
                             2007                    191,270
                             2008                    202,637

(5)     RELATED PARTY TRANSACTION AND COMMITMENTS
        -----------------------------------------

        TCAMP entered into a management agreement with Claremont Management Limited Liability Company (CMLLC) to manage the property. The sole shareholder of CMLLC is related to the other member of TCAMP. The agreement expires on September 30, 2005 and automatically renews thereafter on an annual basis, unless terminated earlier as provided for in the agreement. The management agreement requires the payment of a management fee of 3% of gross receipts, as defined in the agreement, plus the reimbursement of all CMLLC's costs of providing these services. Management fees under the management agreement totaled $63,177 and $62,602, respectively, for the nine months ended September 30, 2004 and 2003. Expense reimbursements to CMLLC for the nine months ended September 30, 2004 and 2003 totaled $260,444 and $248,191, respectively.

        Portland Lofts entered into a management agreement with an unrelated party to manage the property for a fee of 3% of the gross receipts as defined in the agreement. The agreement expires July 1, 2004 and automatically renews thereafter on an annual basis, unless terminated earlier as provided for in the agreement.

        The Partnership engages Gunn Financial, Incorporated (GFI), an unaffiliated Massachusetts corporation, to provide accounting, asset management and investor services. GFI provides such services for an annual management fee of $54,000 plus reimbursement of all its costs of providing these services. The agreement expires on the earlier of June 30, 2006 or liquidation of the Partnership, as defined. For the nine months ended September 30, 2004 and 2003, GFI was reimbursed $178,748 and $169,808, respectively, for operating costs.

        The Partnership and TCAMP have committed to pay the principal of GFI $5,000 per month for direct mortgage services and operational management provided by him for TCAMP. The agreement continues in effect until such services are no longer rendered. For each of the nine months periods ended September 30, 2004 and 2003, the principal of GFI was paid $45,000 for these services.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


(6)     MINIMUM FUTURE RENTALS UNDER OPERATING LEASES

        Portland Lofts rents space to commercial tenants under operating leases of varying terms expiring through 2012. As of September 30, 2004, Portland Lofts had entered into eight commercial leases covering 63% of the building's net rentable commercial space and five commercial month-to-month leases. For the nine months ended September 30, 2004, two commercial tenants comprised approximately 31% of commercial rental income under noncancellable commercial leases.

        At September 30, 2004, minimum future rentals, excluding reimbursement of real estate taxes and certain operating expenses, to be received under noncancellable commercial leases are as follows:

                     Year Ending December 31,                Amount
                     ------------------------                ------


                              2004                          $ 68,247
                              2005                           284,762
                              2006                           262,418
                              2007                           241,616
                              2008                           207,502
                           Thereafter                        176,976

        In most cases, management expects that in the normal course of business, commercial leases will be renewed or replaced by other leases and month-to-month arrangements will be continued or replaced by other leases.

(7)     FAIR VALUE OF FINANCIAL INSTRUMENTS
        -----------------------------------

        The carrying amounts of cash and cash equivalents, cash and cash equivalents security deposits, other assets, escrow deposits, accounts payable and accrued expenses, and security deposits at September 30, 2004 approximate their fair values due to their short maturities. The fair values of the mortgage notes payable at September 30, 2004 approximate their carrying amounts based on the interest rates available for similar financing arrangements. All financial instruments are held for non-trading purposes.

(8)     SUBSEQUENT EVENT
        ----------------

        On October 1, 2004, the Partnership sold its 99% interest in TCAMP to HPP LLC, a Massachusetts limited liability company, for $735,000 in cash. The Partnership will record a gain of approximately $1,673,000 in the quarter ending December 31, 2004. If the sale had occurred prior to October 1, 2004, the Consolidated Balance Sheet at September 30, 2004 would have shown reductions in real estate investments of $11,773,913, in other assets of $159,956, in mortgage notes of $13,526,723 and in other liabilities of $209,395.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                               SEPTEMBER 30, 2004


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

        HPP'89 capitalizes as investment in real estate the initial acquisition of property and equipment and those expenditures incurred that extend the useful life of the related assets. Expenditures for maintenance and repairs, including major repairs and replacements made as part of a periodic maintenance program to restore the assets repaired to substantially original condition, are expensed as incurred. During the quarters ended September 30, 2004, the Partnership expensed approximately $39,000 of major repairs and/or maintenance costs incurred as part of a periodic maintenance program rather than capitalizing such expenditures.

        HPP'89 reviews its long-lived assets, principally investment in real estate, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is required to be recognized if the sum of the expected future cash flows, undiscounted and excluding interest expense, from the use of the asset is less than the carrying value of the asset. For the quarters ended September 30, 2004, the Partnership did not recognize an impairment loss.

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

As of September 30, 2004, the Partnership had $107,450 of total cash and cash equivalents. The Partnership's cash is used primarily to fund general and administrative expenses of managing the public fund. The Partnership's only source of short-term liquidity is from distributions received from Portland Lofts. The Partnership has sufficient cash to meet its short-term operating needs.

The short-term liquidity of 402 Julia and Portland Lofts depends on their ability to generate sufficient rental income to fund operating expenses and debt service requirements. Portland Lofts and 402 Julia have stabilized operations and Portland Lofts is expected to generate cash flow. The Partnership received distributions from Portland Lofts of $117,000 for each of the nine months ended September 30, 2004 and 2003. The Partnership received distributions from TCAMP of $99,000 and $247,500 respectively, for the nine months ended September 30, 2004 and 2003.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                               SEPTEMBER 30, 2004
                                   (CONTINUED)


On October 1, 2002 Portland Lofts entered into a contract for exterior building repairs and maintenance work totaling $443,711 (inclusive of change orders). The date of commencement of the work was February 1, 2003. As of December 31, 2003, 100% of the contract had been completed.

On October 1, 2004, the Partnership sold its 99% interest in TCAMP for $735,000 in cash. The Partnership's source of future long-term liquidity is expected from the sale proceeds of the remaining investment properties.

Management's Discussion and Analysis of Financial Condition and Results of Operations. The Partnership accounts for its investment in 402 Julia using the equity method of accounting. The consolidated financial statements as of and for the three and nine months ended September 30, 2004 and 2003 include the accounts and transactions of the Partnership, TCAMP and Portland Lofts after the elimination of all inter-company accounts and transactions.

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

The Partnership's allocable share of operating income and/or losses in 402 Julia is 65.33%. For the nine months ended September 30, 2003, 402 Julia recorded an economic occupancy of 97% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 98%. For the nine months ended September 30, 2004, 402 Julia recorded an economic occupancy of 93% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 94%. 402 Julia has benefited from a relatively strong New Orleans market and continues to record stable operations. For the nine months ended September 30, 2004 and 2003, 402 Julia recorded net income (loss) of approximately $20,500 and $(23,100), respectively, which included depreciation and amortization for each of the nine months ended September 30, 2004 and 2003 of approximately $32,900.

TCAMP operates in the competitive lowertown district of St. Paul, Minnesota. TCAMP had an economic occupancy of 84% for each of the nine months ended September 30, 2004 and 2003. For the nine months ended September 30, 2004, TCAMP recorded a net loss of approximately $91,300 which included depreciation and amortization of approximately $327,900. TCAMP recorded a net loss of approximately $201,400 for the nine months ended September 30, 2003 which included depreciation and amortization of approximately $395,700.

For the nine months ended September 30, 2004, Portland Lofts recorded an economic occupancy of 86% for its residential units and an economic occupancy of 71% for its commercial space for a combined economic occupancy of 82%. For the nine months ended September 30, 2003, Portland Lofts recorded an economic occupancy of 83% for its residential units and an economic occupancy of 95% for its commercial space for a combined economic occupancy of 86%. For the nine months ended September 30, 2004, Portland Lofts recorded net income of approximately $131,500 which included depreciation and amortization of approximately $179,700. For the nine months ended September 30, 2003, Portland Lofts recorded net income of approximately $116,000 which included depreciation and amortization of approximately $173,300.

HPP'89 recorded a consolidated net loss of approximately $112,000 for the quarter ended September 30, 2004 compared to a consolidated net loss of approximately $92,200 for the quarter ended September 30, 2003. The consolidated net loss increased primarily due to an increase in other operating expenses as a result of increased professional fees at Portland Lofts and hallway carpeting expenses at TCAMP.

HPP'89 recorded a consolidated net loss of approximately $256,100 for the nine months ended September 30, 2004 compared to a consolidated net loss of approximately $387,500 for the nine months ended September 30, 2003. The consolidated net loss decreased primarily due to decreases in depreciation, amortization and other operating expenses and an increase in equity in income
(loss) of investee entity. Depreciation and amortization decreased as a result of

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                               SEPTEMBER 30, 2004
                                   (CONTINUED)



fully depreciated furniture and fixtures at TCAMP while other operating expenses decreased primarily due to the painting of common areas at TCAMP in 2003. Equity in income (loss) of investee entity increased primarily due to decreases in bad debt and painting expense, and a slight increase in rental income, as a result of increased occupancy at 402 Julia.


                      INFLATION AND OTHER ECONOMIC FACTORS
                      ------------------------------------

Recent economic trends have kept inflation relatively low, although the Partnership cannot make any predictions as to whether recent trends will continue. The assets of the Partnership, principally real estate investments and the Investee Entity, are highly leveraged in view of the fact that each property is subject to a long-term first mortgage loan. Operating expenses and rental revenue of each property are subject to inflationary and other economic factors. Low rates of inflation could result in slower rental rate increases, and to the extent that these factors are outpaced by increases in property operating expenses (which could arise as a result of general economic circumstances such as an increase in the cost of energy or fuel, or from local economic circumstances), the operations of the Partnership, real estate investments and Investee Entity could be adversely affected. Actual deflation in prices generally would, in effect, increase the economic burden of the mortgage debt service with a corresponding adverse effect.

High rates of inflation, on the other hand, raise the operating expenses for projects, and to the extent they cannot be passed on to tenants through higher rents, such increases could also adversely affect Partnership and operations. Although, to the extent rent increases are commensurable, the burden imposed by the mortgage leverage is reduced with a favorable effect. Low levels of new construction of similar projects and high levels of interest rates may foster demand for existing properties through increasing rental income and appreciation in value.

Item 3.  Controls and Procedures.
-------  ------------------------

The General Partner (performing similar functions of Chief Executive Officer and Chief Financial Officer) and Robert Gunn (President of GFI, performing similar functions of Financial Officer) have evaluated the effectiveness of the Partnership's disclosure controls and procedures as of September 30, 2004, and have determined there are sufficient internal controls in place for the Partnership, TCAMP, Portland Lofts and 402 Julia to effectively report all adjustments necessary in order to make the consolidated financial statements and footnotes not misleading. Management has not made any changes to the internal controls or in other factors that could significantly affect internal controls, subsequent to the date of our most recent evaluation.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           PART II - OTHER INFORMATION
                               SEPTEMBER 30, 2004


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

                                    HISTORIC PRESERVATION PROPERTIES 1989
                                             LIMITED PARTNERSHIP


                                    By: Boston Historic Partners Limited
                                        Partnership, General Partner


                                        By: Portfolio Advisory Services,
                                            Inc., General Partner


Date: November 15, 2004                     By: /s/ Terrence P. Sullivan
      -----------------                         --------------------------------
                                                Terrence P. Sullivan,
                                                President

                                        and


Date: November 15, 2004                     By: /s/ Terrence P. Sullivan
      -----------------                         --------------------------------
                                                Terrence P. Sullivan,
                                                General Partner