Form 10KSB
period 2004-12-31
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 2005-03-10
CIK 839614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
                                       or

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ______________ to

Commission File Number 33-24129

Historic Preservation Properties 1989 Limited Partnership
---------------------------------------------------------
(Exact name of small business issuer in its charter)

          Delaware                                          04-3021042
----------------------------                           --------------------
(State or other jurisdiction                            (I.R.S. Employer
    of incorporation or                                 Identification No.)
      organization)

21 Custom House Street, Ste 440, Boston, Massachusetts       02110
------------------------------------------------------     ----------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code: (617) 422-5815

Securities registered under Section 12(b) of the Act:  None.

Securities registered under Section 12(g) of the Act:  None.

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes [X]   No[ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $3,488,975.

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

                         2004 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                  SEQUENTIAL
                                                     PAGE NO.      PAGE NO.
                                                     --------     ----------
PART I

      Item 1   Description of Business                 K-3            4
      Item 2   Description of Properties,
               Investment Policies, and
               Description of Real Estate and
               Operating Data                          K-8            9
      Item 3   Legal Proceedings                       K-8            9
      Item 4   Submission of Matters to a
                  Vote of Unit Holders                 K-8            9

PART II

      Item 5   Market for the Registrant's
                  Units and Related Unit
                  Holder Matters                       K-9           10
      Item 6   Management's Discussion and
                  Analysis or Plan of Operation        K-9           10
      Item 7   Financial Statements                    K-13          14
      Item 8   Changes In and Disagreements
                  with Accountants on Accounting
                  and Financial Disclosure             K-13          14
      Item 8A  Controls and Procedures                 K-13          14
      Item 8B  Other Information                       K-13          14

PART III

      Item 9   Director and Executive
                  Officer of the Registrant            K-14          15
      Item 10  Executive Compensation                  K-15          16
      Item 11  Unit Ownership of Certain
                  Beneficial Owners and
                  Management                           K-15          16
      Item 12  Certain Relationships and
                  Related Transactions                 K-16          17
      Item 13  Exhibits and Reports                    K-16          17
      Item 14  Principal Accountant Fees and
                  Services                             K-17          18

SIGNATURES                                             K-18          19

SUPPLEMENTAL INFORMATION                               K-19          20

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

During the years ended December 31, 2003 and 2002, the Partnership had investments in two limited partnerships through the ownership of general partnership interests and had an investment in a limited liability company through the ownership of a member interest. Effective October 1, 2004, the Partnership sold its 99% member interest in the limited liability company, The Cosmopolitan at Mears Park, LLC (TCAMP). At December 31, 2004, the Partnership held investments in two limited partnerships, 402 Julia Street Associates Limited Partnership (402 Julia) and Portland Lofts Associates Limited Partnership (Portland Lofts), through the ownership of general partnership interests.

The limited partnerships are collectively referred to herein as the Investee Entities.

During the years ended December 31, 2004, 2003 and 2002, the Partnership consolidated the accounts and transactions of Portland Lofts and TCAMP (through September 30, 2004) with those of the Partnership. The Partnership accounts for its investment in 402 Julia using the equity method of accounting.

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

The property is located in a competitive downtown market with several residential properties in the area. For the year ended December 31, 2004, 402 Julia recorded an economic occupancy of 95% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 96%. For the year ended December 31, 2004, the average effective annual income for the residential space was approximately $9,149 per unit and for the commercial space was approximately $12.14 per square foot.

402 Julia leases residential units under either short-term operating leases or month-to-month arrangements. At December 31, 2004, approximately 21% of residential units are leased under month-to-month arrangements. 402 Julia also leases commercial units under either long-term operating leases or month-to-month arrangements. At December 31, 2004, the schedule of commercial lease expirations for 402 Julia is as follows:

                                                   % of Gross
         Number of     Square        Annual       Annual Rents
Year      Tenants      Footage        Rent        For 402 Julia
----      -------      -------      --------      -------------
2005         1          1,900       $ 21,600          8.09%
2007         1          2,000         28,200         10.57%

Portland Lofts is a Delaware limited partnership formed on August 8, 1989 to acquire, construct, rehabilitate, operate and manage three buildings containing 89 residential units, and 29,250 square feet of ground floor commercial space, located at 555 Northwest Park Avenue in Portland, Oregon. The Partnership's original investment in Portland Lofts represented approximately 21% of the aggregate funds initially available for investment. The Partnership has a 99.9% ownership interest in Portland Lofts.

Portland Lofts issued a mortgage note secured by the property with an original principal balance of $5,625,000, bearing interest at 9% amortizing over 25 years. The mortgage note has a yield maintenance prepayment penalty through its maturity date of July 2006 at which time the then unpaid principal balance of $4,654,082, assuming no prepayments, will be due.

The property is located in a competitive downtown market with several other residential properties in the area. For the year ended December 31, 2004, the economic occupancy of its residential units was 88% and the economic occupancy for its commercial space was 75% for a combined economic occupancy of 84%. For the year ended December 31, 2004, the average effective annual income for the residential space was $10,740 per unit and for the commercial space was approximately $10.68 per square foot.

Portland Lofts leases residential units under either short-term annual operating leases or month-to-month arrangements. At December 31, 2004, approximately 72% of residential units are leased under month-to-month arrangements. Portland Lofts also leases commercial units principally under long-term operating leases as well as month-to-month arrangements.

At December 31, 2004, the schedule of commercial lease expirations for Portland Lofts is as follows:

                                                   % of Gross
         Number of       Square     Annual        Annual Rents
Year      Tenants       Footage      Rent      For Portland Lofts
----     ---------      -------     -------    ------------------
2006         2            2,115     $ 30,840          2.30%
2007         2            2,320       35,079          2.62%
2008         1            2,595       56,038          4.18%
2009         2           10,015      137,424         10.26%
2012         1            1,180       19,284          1.44%

TCAMP is a Delaware limited liability company formed to own, operate and manage a building containing 255 residential units and approximately 2,250 square feet of first floor commercial space located at 250 East Sixth Street in St. Paul, Minnesota. The Partnership's original investment in the Cosmopolitan property represented approximately 39% of the aggregate funds initially available for investment. Effective October 1, 2004, the Partnership sold its 99% membership interest in the limited liability company for $735,000.

TCAMP issued a mortgage note payable in the amount of $14,000,000, bearing interest at 6.995%, requiring monthly principal and interest payments totaling $93,095 which commenced May 1, 2001, with the unpaid principal balance under the mortgage note payable on May 1, 2011. The mortgage note payable is secured by TCAMP's property, rents, and assignment of leases.

The property is located in a competitive downtown market with several other residential properties in the area. For the period of January 1, 2004 through September 30, 2004, the economic occupancy of TCAMP was 84%. For the period of January 1, 2004 through September 30, 2004, the average effective income for the residential space was approximately $8,629 per unit and for the commercial space was approximately $11.95 per square foot.

The Partnership believes that the properties owned by Portland Lofts and 402 Julia are adequately insured.

Information regarding the tax depreciation of the properties owned at December 31, 2004 is as follows:

                      Federal                    Life
                     Tax Basis      Method     (Years)
                    -----------     ------     -------
402 Julia
  Building and
  Improvements      $ 1,325,133       SL          31.5
                    ===========
Portland Lofts

Building and
Improvements      $ 3,070,699       SL          27.5
                       43,252       SL          31.5
                      562,926       SL          39.0
Furniture and
Fixtures                6,654       DDB          7.0
                  -----------
                  $ 3,683,531
                  ===========

Information regarding the real estate taxes of the properties owned at December 31, 2004 is as follows:

 Property              Rate         Real Estate Tax
--------------     -------------    ---------------
402 Julia          $189.30/1,000    $         7,754
Portland Lofts       19.51/1,000             48,207

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

To the best knowledge of the General Partner, Portland Lofts Associates L.P. nor 402 Julia Street Associates L.P. are not currently subject to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Unit Holders.

No matters were submitted to a vote of Unit holders.

                                     PART II

Item 5. Market for Registrant's Units and Related Unit Holder Matters.

(a) There is no established public market for the Units and no such market is expected to develop. Trading in the Units is limited and sporadic and occurs through private transactions.

(b)   As of March 1, 2005, there were 2,174 holders of Units.

The Amended and Restated Agreement of Limited Partnership (the Partnership Agreement) requires that any Cash Flow (as defined therein) be distributed quarterly to the investor limited partners (Limited Partners) in specified proportions and priorities and that Sale or Refinancing Proceeds (as defined therein) be distributed as and when available. For the years ended December 31, 2004 and 2003, no distributions of Cash Flow or Sale or Refinancing Proceeds were paid or accrued to the Limited Partners.

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

The Company's significant accounting policies are disclosed in the footnotes to the Partnership consolidated financial statements in Item 7 hereof. Management believes the following significant accounting policies also are considered critical accounting policies:

      The Partnership capitalizes as investment in real estate the initial acquisition of property and equipment and those expenditures incurred that extend the useful life of the related assets. Expenditures for maintenance and repairs, including major repairs and replacements made as part of a periodic maintenance program to restore the assets repaired to substantially original condition, are expensed as incurred. During the year ended December 31,

      2004, the Partnership recorded as expenses approximately $62,000 of major repairs and maintenance costs incurred as part of a periodic maintenance program rather than capitalizing such expenditures.

      The Partnership reviews its long-lived assets, principally investment in real estate, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is required to be recognized if the sum of the expected future cash flows, undiscounted and excluding interest expense, from the use of the asset is less than the carrying value of the asset. For the year ended December 31, 2004, the Partnership did not recognize an impairment loss.

Plan of Operation. The Partnership terminated its offering of Units on December 29, 1989, at which time Limited Partners had purchased 26,588 Units, representing gross capital contributions of $26,588,000. Such amounts originally contributed represent 100% of the Limited Partners' capital contributions after deduction of selling commissions, organizational and sales costs, acquisition fees and reserves. The Partnership does not expect to make any additional investments in new real estate; it will however invest cash flow from the properties in normal repairs and maintenance.

As of December 31, 2004, the Partnership had $786,487 of total cash and cash equivalents. The Partnership's cash is used primarily to fund general and administrative expenses of managing the public fund. The Partnership's only source of short-term liquidity is from distributions received from Portland Lofts. The Partnership has sufficient cash to meet its short-term operating needs.

The short-term liquidity of 402 Julia and Portland Lofts depends on their ability to generate sufficient rental income to fund operating expenses and debt service requirements. Portland Lofts and 402 Julia have stabilized operations and Portland Lofts is expected to generate cash flow. The Partnership received distributions from Portland Lofts of $156,000 for each of the years ended December 31, 2004 and 2003. The Partnership received distributions from TCAMP of $99,000 for the period from January 1, 2004 through September 30, 2004 and $247,500 for the year ended December 31, 2003.

Effective October 1, 2004, the Partnership sold its 99% membership interest in TCAMP for $735,000.

During 2003, Portland Lofts had major exterior building repairs and maintenance work totaling $443,711 (inclusive of change orders).

Cash flow generated from the Partnership's investment properties and the Partnership's share of the proceeds from the sale of such properties is expected to be the source of future long-term liquidity.

Management's Discussion and Analysis of Financial Condition and Results of Operations. The Partnership accounts for its investment in 402 Julia using the equity method of accounting. The consolidated balance sheet at December 31, 2004 includes the accounts of the Partnership and Portland Lofts Associates Limited Partnership (Portland Lofts) after elimination of all intercompany accounts. The consolidated statements of operations, partners' equity (deficit) and cash flows for the year ended December 31, 2004 include the transactions of the Partnership and Portland Lofts for the twelve months ended December 31, 2004 and the transactions of TCAMP for the nine months ended September 30, 2004 (through the date of the sale of interest in TCAMP) after the elimination of all intercompany transactions. The consolidated statements of operations, changes in partners' equity (deficit) and cash flows for the year ended December 31, 2003 include the transactions of the Partnership, Portland Lofts and TCAMP for the twelve months ended December 31, 2003 after the elimination of all intercompany transactions. The Partnership and its consolidated entities are collectively referred to herein as HPP'89.

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

The Partnership's allocable share of operating income and/or losses in 402 Julia is 65.33%. For the year ended December 31, 2004, 402 Julia recorded an economic occupancy of 95% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 96%. For the year ended December 31, 2003, 402 Julia recorded an economic occupancy of 95% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 96%. 402 Julia has benefited from a relatively strong New Orleans market and continues to record stable operations. For the years ended December 31, 2004 and 2003, 402 Julia recorded net income of approximately $12,700 and $3,400, respectively, which included depreciation and amortization for each of the years ended December 31, 2004 and 2003 of approximately $43,800.

TCAMP operates in the competitive lowertown district of St. Paul, Minnesota. Effective October 1, 2004, the Partnership sold its 99% membership interest in TCAMP for $735,000. For the period from January 1, 2004 through September 30, 2004,and the year ended December 31, 2003, TCAMP had an economic occupancy of 84%. For the nine months ended September 30, 2004, TCAMP recorded a net loss of approximately $91,300 which included depreciation and amortization of $327,900. For the year ended December 31, 2003, TCAMP recorded a net loss of approximately $240,300 which included depreciation and amortization of approximately $497,500.

For the year ended December 31, 2004, Portland Lofts recorded an economic occupancy of 88% for its residential units and an economic occupancy of 75% for its commercial space for a combined economic occupancy of 84%. For the year ended December 31, 2003, Portland Lofts recorded an economic occupancy of 85% for its residential units and an economic occupancy of 92% for its commercial space for a combined economic occupancy of 87%. For the year ended December 31, 2004, Portland Lofts recorded net income of approximately $111,900 which included depreciation and amortization of approximately $239,400. For the year ended December 31, 2003, Portland Lofts recorded net income of approximately $174,200 which included depreciation and amortization of approximately $234,700.

The Partnership recorded consolidated net income of approximately $1,262,400 for the year ended December 31, 2004, as compared to, a consolidated net loss of approximately $441,900 for the year ended December 31, 2003. This change was primarily caused by the gain recognized by the Partnership relating to the sale of the Partnership's membership interest in TCAMP effective October 1, 2004 totaling approximately $1,674,000. The consolidated statement of operations for the year ended December 31, 2004 includes the operations of TCAMP (discontinued operations) only through the third quarter of 2004, as compared to a full year of operations for TCAMP (discontinued operations) in the consolidated statement of operations for the year ended December 31, 2003. Also, included in discontinued operations for the year ended December 31, 2004, is the gain recognized by the Partnership related to the sale of its membership interest in TCAMP.

The Partnership's revenue from continuing operations decreased for the year ended December 31, 2004 by approximately $63,600 as compared to 2003 mainly due to a decrease in commercial occupancy at Portland Lofts. Operating and administrative expenses related to continuing operations increased in 2004 by approximately $26,400 as compared to 2003 primarily due to increases in the Partnership's accounting fees of approximately $25,700.

The Partnership is required to comply with the Sarbanes-Oxley Act for its fiscal year ending December 31, 2006. The cost of compliance will be significant and will impact future operations. In addition to the internal costs of compliance, the Partnership's independent public accountants have estimated that future annual audit fees will increase significantly.

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

Future operations of the Partnership will be impacted by the expense of compliance with the Sarbanes-Oxley Act discussed above and the expected continuing rise in energy costs.

Item 7.  Financial Statements

See the Consolidated Financial Statements of the Partnership included as part of this Annual Report on Form 10-KSB beginning on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 8A. Controls and Procedures.

The General Partner (performing similar functions of Chief Executive Officer and Chief Financial Officer) and Robert Gunn (President of GFI, performing similar functions of Financial Officer) have evaluated the effectiveness of the Partnership's disclosure controls and procedures as of December 31, 2004, and have determined there are sufficient internal controls in place for the Partnership, TCAMP, Portland Lofts and 402 Julia to effectively report all adjustments necessary in order to make the consolidated financial statements and footnotes not misleading. Management has not made any changes to the internal controls or in other factors that could significantly affect internal controls, subsequent to the date of our most recent evaluation.

Item 8B. Other Information.

         None.

                                    PART III

Item 9.  Director and Executive Officer of the Registrant.

         (a) Identification of Director and Executive Officer.

The following table sets forth the name and age of the director and executive officer of PAS and the offices held by such person.

      Name                        Office               Age
--------------------       ----------------------      ---
Terrence P. Sullivan       President and Director      58

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

There were no expense reimbursements paid to or accrued, for the years ended December 31, 2004 and 2003.

For the years ended December 31, 2004 and 2003, the Partnership allocated to the General Partner unaudited taxable income (loss) of $20,008 and ($5,145), respectively.

Item 11. Unit Ownership of Certain Beneficial Owners and Management.

            (a)   Unit Ownership of Certain Beneficial Owners.

     Name and Address                         Number of             Percent
of beneficial ownership                      Units Held            of Class
-----------------------                      ----------            --------
Equity Resources Arlington Fund
  Limtited Partnership
c/o Equity Resources Group, Inc.
44 Brattle Street
Cambridge, MA 02138                             1,471               5.53%

Equity Resources Dover Fund
  Limtited Partnership
c/o Equity Resources Group, Inc.
44 Brattle Street
Cambridge, MA 02138                               510               1.19%

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

            (b)   Unit Ownership of Management.

No director or executive officer of PAS, Boston Capital Planning or their affiliates had any beneficial ownership of Units as of March 1, 2005. However, a former Vice President of Boston Capital Planning purchased 20 Units ($20,000) in the Partnership during 1989. No officer or director of PAS or Boston Capital Planning, nor any general partner of the General Partner, nor any of their respective affiliates, possesses the right to acquire Units.

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

            4.    Exhibit 32.1 - General Partner's Certification Pursuant to
                  Section 906 of the Sarnanes-Oxley Act of 2002.

            5.    Exhibit 32.2 - Asset Manager's Certification Pursuant to
                  Section 906 of the Sarnanes-Oxley Act of 2002.

      (b) Reports on Form 8-K - Form 8-K, dated October 1, 2004 and Form 8-K/A, dated October 1, 2004 are incorporated herein as referenced

                  Item  2.01-Completion or Acquisition or Disposition of Assets

                  Item  9.01-Financial Statements and Exhibits

Item  14.Principal Accountant Fees and Services.

Aggregate fees billed to the Partnership for the fiscal years ended December 31, 2004 and 2003 by our principal accountant, Lefkowitz, Garfinkel, Champi & DeRienzo P.C. are as follows:

                                        2004       2003
                                      -------     -------
Audit Fees (1)                        $51,500     $50,250
Audit Related Fees                          -           -
Tax Service Fees (2)                   25,000      17,000
All Other Fees                              -           -

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

Code of Ethics

PAS has adopted a code of ethics that applies to the President and Director of the general partner of the General Partner. The public may obtain a copy of PAS's code of ethics upon written request without charge at Historic Preservation Properties 1989, LP, 21 Custom House Street, Ste. 440, Boston, MA 02110.

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

                      HISTORIC PRESERVATION PROPERTIES 1989
                               LIMITED PARTNERSHIP

                      By: Boston Historic Partners Limited
                           Partnership, General Partner

                        By: Portfolio Advisory Services,
                            Inc., General Partner

Date:  March 10, 2005                   By: /s/Terrence P. Sullivan
                                            ------------------------
                                            Terrence P. Sullivan,
                                             President

                            and

Date:  March 10, 2005                   By: /s/Terrence P. Sullivan
                                            -----------------------
                                            Terrence P. Sullivan,
                                             General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                                 Title
     ---------                                 -----

                              Individual General Partner of Boston
                              Historic Partners Limited
/s/Terrence P. Sullivan       Partnership and President, Principal
-----------------------       Executive Officer and Director of
Terrence P. Sullivan          Portfolio Advisory Services, Inc.,
Date: March 10, 2005          General Partner of Boston Historic
                              Partners Limited Partnership.

                              Principal Financial and Principal
                              Accounting Officer of Portfolio
/s/Terrence P. Sullivan       Advisory Services, Inc., General
-----------------------       Partner of Boston Historic Partners
Terrence P. Sullivan          Limited Partnership

Date: March 10, 2005

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

An annual report will be furnished to unit holders subsequent to filing of this Form 10-KSB.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                        CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                          ANNUAL REPORT ON FORM 10-KSB

                                     ITEM 7

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                         Page
                                                                                                         ----
Consolidated Financial Statements of Historic Preservation
   Properties 1989 Limited Partnership

Independent Auditors' Report.........................................................................     F-3
Consolidated Balance Sheet as of December 31, 2004...................................................     F-4
Consolidated Statements of Operations for the Years Ended December 31, 2004 and
  December 31,2003...................................................................................     F-5
Consolidated Statements of Partners' Equity (Deficit) for the Years Ended December 31, 2004 and
  December 31, 2003..................................................................................     F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and
  December 31, 2003..................................................................................     F-7
Notes to Consolidated Financial Statements...........................................................     F-8

                          INDEPENDENT AUDITORS' REPORT

The Partners
Historic Preservation Properties 1989 Limited Partnership
Boston, Massachusetts

We have audited the accompanying consolidated balance sheet of Historic Preservation Properties 1989 Limited Partnership (the Partnership) as of December 31, 2004, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Historic Preservation Properties 1989 Limited Partnership as of December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 in conformity with U. S. generally accepted accounting principles.

     /s/ Lefkowitz, Garfinkel, Champi & DeRienzo P.C.

Providence, Rhode Island
March 8, 2005

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004

                                ASSETS
INVESTMENT IN REAL ESTATE
      Land                                                     $   528,100
      Buildings and improvements                                 6,715,349
                                                               -----------
                                                                 7,243,449
      Accumulated depreciation                                  (2,503,824)
                                                               -----------
                                                                 4,739,625
                                                               -----------

INVESTMENT IN INVESTEE ENTITY                                      473,145
                                                               -----------

CASH AND CASH EQUIVALENTS
      Real estate operating                                        286,568
      Partnership                                                  786,487
                                                               -----------
                                                                 1,073,055
                                                               -----------

CASH, SECURITY DEPOSITS                                             25,204

OTHER ASSETS                                                       132,580
DEFERRED COSTS, less accumulated amortization of $88,529            14,211
                                                               -----------
                                                               $ 6,457,820
                                                               ===========

                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
      Mortgage note payable                                    $ 4,871,123
      Accounts payable and accrued expenses                        128,837
      Security deposits                                             25,204
                                                               -----------

                Total liabilities                                5,025,164
                                                               -----------

COMMITMENTS (Note 5)

PARTNERS' EQUITY
      Limited Partners' Equity - Units of  Investor Limited
           Partnership Interest, $1,000 stated value
           per Unit-Issued and outstanding 26,588 units          1,649,665
      General Partner's Deficit                                   (217,009)
                                                               -----------

                Total partners' equity                           1,432,656
                                                               -----------

                                                               $ 6,457,820
                                                               ===========

        The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                             2004            2003
                                          -----------     -----------
REVENUE:
     Rental income                        $ 1,339,845     $ 1,382,894
     Interest and other income                 24,150          44,651
                                          -----------     -----------
             Total revenue                  1,363,995       1,427,545
                                          -----------     -----------
EXPENSES:
     Operating and administrative             416,287         389,870
     Property operating expenses:
           Payroll services                    77,337          71,409
           Utilities                           73,889          85,545
           Real estate taxes                   47,858          46,294
           Other operating expenses           364,330         346,185
     Depreciation and amortization            239,435         234,725
                                          -----------     -----------
             Total expenses                 1,219,136       1,174,028
                                          -----------     -----------

INCOME FROM CONTINUING OPERATIONS,
     BEFORE INTEREST EXPENSE                  144,859         253,517

INTEREST EXPENSE                             (443,561)       (454,060)

EQUITY IN INCOME (LOSS) OF
    INVESTEE ENTITY                             5,036          (1,022)
                                          -----------     -----------

LOSS FROM CONTINUING OPERATIONS              (293,666)       (201,565)

DISCONTINUED OPERATIONS, INCOME (LOSS)
     FROM OPERATIONS OF DISCONTINUED
     COMPONENT (INCLUDING GAIN ON
     DISPOSAL OF $1,674,090 IN 2004)
     (NOTE 3)                               1,556,017        (240,298)
                                          -----------     -----------

NET INCOME (LOSS)                         $ 1,262,351     $  (441,863)
                                          ===========     ===========

NET INCOME (LOSS) ALLOCATED
     TO GENERAL PARTNER                   $    12,624     $    (4,419)
                                          ===========     ===========

NET INCOME (LOSS) ALLOCATED
     TO LIMITED PARTNERS                  $ 1,249,727     $  (437,444)
                                          ===========     ===========

NET INCOME (LOSS) PER UNIT OF
     INVESTOR LIMITED PARTNERSHIP
     INTEREST, BASED ON 26,588 UNITS
     ISSUED AND OUTSTANDING:
           Continuing operations          $    (10.93)    $     (7.50)
                                          ===========     ===========
           Discontinued operations        $     57.94     $     (8.95)
                                          ===========     ===========

        The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                 Units of
                                 Investor         Investor
                                 Limited          Limited            General
                               Partnership       Partners'          Partner's
                                 Interest         Equity             Deficit             Total
                               -----------      -----------         ---------         -----------
BALANCE, December 31, 2002        26,588        $   837,382         $(225,214)        $   612,168

   Net loss                            -           (437,444)           (4,419)           (441,863)
                                  ------        -----------         ---------         -----------

BALANCE, December 31, 2003        26,588            399,938          (229,633)            170,305

   Net income                          -          1,249,727            12,624           1,262,351
                                  ------        -----------         ---------         -----------

BALANCE, December 31, 2004        26,588        $ 1,649,665         $(217,009)        $ 1,432,656
                                  ======        ===========         =========         ===========

        The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                  2004                2003
                                                                               -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                         $ 1,262,351         $  (441,863)
     Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
           Depreciation                                                            537,320             695,429
           Amortization                                                             29,999              36,752
           Equity in (income) loss of Investee Entity                               (5,036)              1,022
           Gain on disposal of discontinued component                           (1,674,090)                  -
           Increase (decrease) in other assets                                      19,272              (2,480)
           Increase (decrease) in accounts payable and accrued expenses             30,907            (192,429)
           Decrease (increase) in security deposits, net                             8,226                (794)
                                                                               -----------         -----------
                Net cash provided by operating activities                          208,949              95,637
                                                                               -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of interest in TCAMP                                       735,000                   -
     Capital expenditures - building improvements                                        -            (499,747)
     Increase in escrow deposits, net                                             (131,479)            (37,593)
     Transfer of cash to purchaser of interest in TCAMP                           (532,568)                  -
                                                                               -----------         -----------
                Net cash provided (used) in investing activities                    70,953            (537,340)
                                                                               -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of mortgage principal                                               (233,791)           (255,887)
                                                                               -----------         -----------
                Cash used in financing activities                                 (233,791)           (255,887)
                                                                               -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                46,111            (697,590)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   1,026,944           1,724,534
                                                                               -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $ 1,073,055         $ 1,026,944
                                                                               ===========         ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

         Cash paid for interest                                                $ 1,249,421         $ 1,427,716
                                                                               ===========         ===========

       The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

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

      Boston Historic Partners Limited Partnership (BHP), a Massachusetts limited partnership, is the general partner of the Partnership. BHP was formed in November 1986 for the purpose of organizing, syndicating and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships). As of December 31, 2004, BHP had established three such partnerships, including the Partnership.

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

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation

      Effective October 1, 2004, and as further discussed in Note 3, the Partnership sold its 99% membership interest in The Cosmopolitan at Mears Park, LLC (TCAMP), a Delaware limited liability company.

      The consolidated balance sheet includes the accounts of the Partnership and Portland Lofts Associates Limited Partnership (Portland Lofts) after elimination of all intercompany accounts. The consolidated statements of operations, partners' equity (deficit) and cash flows for the year ended December 31, 2004 include the transactions of the Partnership and Portland Lofts for the twelve months ended December 31, 2004 and the transactions of TCAMP for the nine months ended September 30, 2004 (through the date of sale of interest in TCAMP) after the elimination of all intercompany transactions. The consolidated statements of operations, partners' equity (deficit) and cash flows for the year ended December 31, 2003 include the transactions of the Partnership, Portland Lofts and TCAMP for the twelve months ended December 31, 2003 after the elimination of all intercompany transactions. The Partnership and its consolidated entities are collectively referred to herein as HPP'89.

      Under the principles of consolidation, losses and other charges applicable to the minority interest which exceed the minority interest in equity capital of the minority interest are charged against the controlling interest since there is no obligation for the minority interest to make good such losses or other charges. Once the minority interest has been reduced to zero, future earnings of the minority interest are credited to the controlling interest to the extent of the losses or other charges applicable to the minority interest, which have been charged against the controlling interest. At October 1, 2004 (the date of sale of interest in TCAMP), the minority interest in TCAMP (1% membership interest owned by a party unrelated to HPP'89) had been reduced to zero and cumulative losses and other charges applicable to the minority interest which were charged against the Partnership totaled $10,660.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

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

      Cash, Cash Equivalents and Concentration of Credit Risk

      HPP'89 considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2004, cash equivalents totaled $998,505.

      At December 31, 2004, HPP'89 had $859,588 of cash and cash equivalents on deposit in banks in excess of amounts insured by the Federal Deposit Insurance Corporation. Also at December 31, 2004, HPP'89 had $36,472 of Massachusetts' municipal money market funds which are not insured or guaranteed.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Deferred Costs

      Deferred costs relating to the mortgage note and commercial leases are amortized on a straight-line basis over their respective terms.

      Revenue Recognition

      Revenue, principally under short-term operating leases and month-to-month arrangements, is recorded when due. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

      Income Taxes

      No provision (benefit) for income taxes is reflected in the accompanying consolidated financial statements. Partners of the Partnership are required to report on their tax returns their allocable share of income, gains, losses, deductions and credits determined on a tax basis.

(3)   INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITY, AND DISCONTINUED
      OPERATIONS

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

      THE COSMOPOLITAN AT MEARS PARK, LLC (TCAMP), a Limited Liability Company, was formed on March 15, 1996, under the Delaware Limited Liability Company Act. The purpose of TCAMP was to engage in investment in, and operation of, real estate. TCAMP owned a residential apartment complex containing 255 residential units and approximately 2,250 square feet of commercial space located at 250 6th Street, St. Paul, Minnesota. Profits and losses were allocated to the members, and distributions from TCAMP to the Partnership and the other member were subject to the order of distribution, as specified in the Operating Agreement of TCAMP. The liability of the members of TCAMP for losses, debts and obligations of TCAMP were limited to their capital contributions, except under applicable law members may, under certain circumstances, be liable to TCAMP to the extent of previous distributions received by the members in the event TCAMP does not have sufficient assets to satisfy its liabilities.

      Effective October 1, 2004, the Partnership sold its 99% interest in TCAMP to HPP LLC, an unrelated Massachusetts limited liability company (a company related to Gunn Financial Incorporated through common ownership), for $735,000 in cash. Financial information related to the Partnership's investment in TCAMP has been reported as discontinued operations for all periods presented. The Partnership recorded a gain of $1,674,090 on the sale of its interest in TCAMP for the year ended December 31, 2004. Total revenue for TCAMP, for the nine months ended September 30, 2004 (through the date of sale of interest in TCAMP) and for the year ended December 31, 2003, reported within discontinued operations totaled $2,124,980 and $2,798,442, respectively. Net loss for TCAMP, for the nine months ended September 30, 2004 and for the year ended December 31, 2003, reported within discontinued operations totaled $91,270 and $240,298, respectively. Interest expense incurred by TCAMP, for the nine months ended September 30, 2004 and for the year ended December 31, 2003, reported within discontinued operations totaled $722,793 and $971,950, respectively.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

(3) INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITY, AND DISCONTINUED OPERATIONS (CONTINUED)

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

      On September 16, 1993, the Partnership sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. The Partnership's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale require annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. At December 31, 2004, the remaining uncollected payments total $50,000, which are secured by the interest sold to the developer general partner, and are included in other assets.

      Under the equity method of accounting, the Partnership recorded income from the 402 Julia Investment of $8,288 and $2,230, respectively, and amortization expense of $3,252, for the years ended December 31, 2004 and 2003.

      The summary balance sheet as of December 31, 2004 and summary statements of operations for the years ended December 31, 2004 and 2003, of the Investee Entity are as follows:

                              SUMMARY BALANCE SHEET
                                DECEMBER 31, 2004

                                     ASSETS
   Land                                                                         $       132,800
   Building and improvements (net of accumulated depreciation of $592,941)              988,746
   Cash and cash equivalents                                                            251,513
   Cash equivalents, security deposits                                                   20,809
   Other assets, less accumulated amortization of  $27,545                              102,651
                                                                                ---------------
                    Total assets                                                $     1,496,519
                                                                                ===============
                        LIABILITIES AND PARTNERS' EQUITY
Liabilities:
   Mortgage note payable                                                        $     1,009,622
   Other liabilities                                                                     36,457
                                                                                ---------------
          Total liabilities                                                           1,046,079
                                                                                ---------------
Partners' equity:
   HPP'89                                                                               419,950
   Other partners                                                                        30,490
                                                                                ---------------
          Total partners' equity                                                        450,440
                                                                                ---------------
                    Total liabilities and partners' equity                      $     1,496,519
                                                                                ===============

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

(3) INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITY, AND DISCONTINUED OPERATIONS (CONTINUED)

                        SUMMARY STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                               2004            2003
                                            -----------    ------------
Revenue:
      Rental revenue                        $   266,916    $    261,579
      Interest and other income                  14,522          12,440
                                            -----------    ------------
          Total revenue                         281,438         274,019
                                            -----------    ------------
Expenses:
      Operating expenses                        156,850         157,607
      Depreciation and amortization              43,832          43,832
      Interest expense                           68,069          69,167
                                            -----------    ------------
          Total expenses                        268,751         270,606
                                            -----------    ------------
Net income from operations                  $    12,687    $      3,413
                                            ===========    ============
Net income allocated to HPP'89              $     8,288    $      2,230
                                            ===========    ============
Net income allocated to other partners      $     4,399    $      1,183
                                            ===========    ============

(4)   MORTGAGE NOTE PAYABLE

      Portland Lofts' mortgage note payable bears interest at 9%, amortizes over a 25-year schedule, requires monthly payments of principal and interest of $47,205, and matures on July 1, 2006, at which time all unpaid principal and interest is due. The mortgage note payable is secured by Portland Lofts' property, rents and assignment of leases.

      As of December 31, 2004, annual maturities of the mortgage note payable are as follows:

Year Ending December 31,      Amount
------------------------    -----------
        2005                $   133,473
        2006                  4,737,650

(5)   RELATED PARTY TRANSACTION AND COMMITMENTS

      TCAMP entered into a management agreement with Claremont Management II Limited Liability Company (CMLLC) to manage the property. The sole shareholder of CMLLC is related to the other member of TCAMP. The management agreement required the payment of a management fee of 3% of gross receipts, as defined in the agreement, plus the reimbursement of all CMLLC's costs of providing these services. Management fees under the management agreement totaled $63,177 for the nine months ended September 30, 2004 (through the date of sale of interest in TCAMP) and $83,232 for the year ended December 31, 2003. Expense reimbursements to CMLLC for the nine months ended September 30, 2004 totaled $260,444 and $336,133 for the year ended December 31, 2003.

      Portland Lofts entered into a management agreement with an unrelated party to manage the property for a fee of 3% of the gross receipts as defined in the agreement. The agreement expires July 1, 2005 and automatically renews thereafter on an annual basis, unless terminated earlier as provided for in the agreement.

      The Partnership engages Gunn Financial, Incorporated (GFI), an unaffiliated Massachusetts corporation, to provide accounting, asset management and investor services. GFI provides such services for an annual management fee of $54,000 plus reimbursement of all its costs of providing these services. The agreement expires on the earlier of June 30, 2006 or liquidation of the Partnership, as defined. For the years ended December 31, 2004 and 2003, GFI was reimbursed $241,185 and $220,198, respectively, for operating costs.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2004

(5)   RELATED PARTY TRANSACTION AND COMMITMENTS (CONTINUED)

      The Partnership and TCAMP were committed to pay the principal of GFI $5,000 per month for direct mortgage services and operational management provided by him for TCAMP. The agreement continued in effect until October 1, 2004 (the date of sale of interest in TCAMP). For the nine months ended September 30, 2004, the principal of GFI was paid $45,000 and for the year ended December 31, 2003 the principal of GFI was paid $60,000.

(6)   MINIMUM FUTURE RENTALS UNDER OPERATING LEASES

      Portland Lofts rents space to commercial tenants under operating leases of varying terms expiring through 2012. As of December 31, 2004, Portland Lofts had entered into eight commercial leases covering 63% (unaudited) of the building's net rentable commercial space and four commercial month-to-month leases. For the year ended December 31, 2004, two commercial tenants comprised approximately 31% of commercial rental income (3.4% of total rental income) under noncancellable commercial leases.

      At December 31, 2004, minimum future rentals, excluding reimbursement of real estate taxes and certain operating expenses, to be received under noncancellable commercial leases are as follows:

Year Ending December 31,      Amount
------------------------    -----------
          2005              $   285,370
          2006                  261,520
          2007                  239,165
          2008                  203,406
          2009                  124,198
       Thereafter                49,817

      In most cases, management expects that in the normal course of business, commercial leases will be renewed or replaced by other leases and month-to-month arrangements will be continued or replaced by other leases.

(7)   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of cash and cash equivalents, cash security deposits, other assets, accounts payable and accrued expenses, and security deposits at December 31, 2004 approximate their fair values due to their short maturities. The fair value of the mortgage note payable at December 31, 2004 approximates its carrying amount based on the interest rates available for similar financing arrangements. All financial instruments are held for non-trading purposes.

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

10(i) Documents relating to Settlement of Fleet National Bank Loan to Jenkins
      Court Associates Limited Partnership (all dated as of February 7, 1991).

            I. Settlement Agreement between Fleet National Bank ("Fleet") and JenkinsCourt Associates Limited Partnership ("Jenkins Court") (filed as Exhibit No. 10(i) to the Partnership's Form 10-K as of December 31, 1991 and incorporated herein by this reference).

            II. Agreement between Fleet and Jenkins Court (filed as Exhibit No.10(i) to the Partnership's Form 10-K as of December 31, 1991 and incorporated herein by this reference).

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

10(w) Asset Management Agreement, dated October 1, 1995, by and among Historic
      Preservation Properties Limited Partnership, Historic Preservation Properties 1988 Limited Partnership, Historic Preservation Properties 1989 Limited Partnership, Historic Preservation Properties 1990 L.P. Tax Credit Fund and ClaremontManagement Corporation, (filed as Exhibit 10(w) to the Partnership's Form 10-K as of December 31, 1995 and incorporated herein by this reference).

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

            I. Operating Agreement of the Cosmopolitan at Mears Park, LLC, dated March 15, 1996 (filed as Exhibit 10(z) to the Partnership's Form10-K as of December 31, 1996 and incorporated herein by this reference).

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

10(oo) Documents related to the Sale of membership interest in The Cosmopolitan at Mears Park, LLC.

            I. Assignment and Assumption Agreement between Historic Preservation Properties 1989 Limited Partnership and HPP LLC (filed as an Exhibit to the Partnership's Form 8-K, dated October 1, 2004 and incorporated herein by the reference).

            II. Pro Forma Financial Information (filed as an Exhibit to the Partnership's Form 8-K/A, dated October 1, 2004 and incorporated herein by reference).

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