Form 10QSB
period 2005-03-31
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 2005-05-06
CIK 839614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2005

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from_____________to_________

Commission File Number 33-24129

            Historic Preservation Properties 1989 Limited Partnership
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                                    Delaware

         (State or Other Jurisdiction of Incorporation or Organization)

                                   04-3021042
                       -----------------------------------
                      (I.R.S. Employer Identification No.)

         21 Custom House Street, Suite 440, Boston, Massachusetts 02110
         --------------------------------------------------------------
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number, (617) 422-5815

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

                                   FORM 10-QSB

                                 MARCH 31, 2005

                                TABLE OF CONTENTS

PART  I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements

              Consolidated Balance Sheet                                        3

              Consolidated Statements of Operations                             4

              Consolidated Statements of Partners' Equity (Deficit)             5

              Consolidated Statements of Cash Flows                             6

              Notes to Consolidated Financial Statements                     7-11

Item 2.  Management's Discussion and Analysis
                  or Plan of Operation                                      12-14

Item 3.  Controls and Procedures                                               14

PART II  -  Other Information                                                  15

Signatures                                                                     16

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (UNAUDITED)

                                     ASSETS

INVESTMENT IN REAL ESTATE
     Land                                                                                            $    528,100
     Buildings and improvements                                                                         6,715,349
                                                                                                     ------------
                                                                                                        7,243,449
     Accumulated depreciation                                                                          (2,561,148)
                                                                                                     ------------
                                                                                                        4,682,301
                                                                                                     ------------

INVESTMENT IN INVESTEE ENTITY                                                                             467,315
                                                                                                     ------------

CASH AND CASH EQUIVALENTS
     Real estate operating                                                                                283,567
     Partnership                                                                                          675,547
                                                                                                     ------------
                                                                                                          959,114
                                                                                                     ------------

CASH, SECURITY DEPOSITS                                                                                    25,229

OTHER ASSETS                                                                                              120,029
DEFERRED COSTS, less accumulated amortization of $90,897                                                   11,843
                                                                                                     ------------

                                                                                                     $  6,265,831
                                                                                                     ============

                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
     Mortgage note payable                                                                           $  4,838,869
     Accounts payable and accrued expenses                                                                 93,341
     Security deposits                                                                                     25,229
                                                                                                     ------------

              Total liabilities                                                                         4,957,439
                                                                                                     ------------

COMMITMENTS (Note 5)

PARTNERS' EQUITY
     Limited Partners' Equity - Units of  Investor Limited
         Partnership Interest, $1,000 stated value
         per Unit-Issued and outstanding 26,588 units                                                   1,526,644
     General Partner's Deficit                                                                           (218,252)
                                                                                                     ------------

              Total partners' equity                                                                    1,308,392
                                                                                                     ------------

                                                                                                     $  6,265,831
                                                                                                     ============

  The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                                      2005               2004
                                                                   ----------         ----------
REVENUE:
     Rental income                                                 $  340,381         $  341,653
       Interest and other income                                        8,811              7,279
                                                                   ----------         ----------
           Total revenue                                              349,192            348,932
                                                                   ----------         ----------

EXPENSES:
     Operating and administrative                                     111,055            113,602
       Property operating expenses:
           Payroll services                                            19,237             18,748
           Utilities                                                   19,195             21,612
           Real estate taxes                                           12,051             11,877
           Other operating expenses                                   137,279             69,085
       Depreciation and amortization                                   59,692             59,892
                                                                   ----------         ----------
             Total expenses                                           358,509            294,816
                                                                   ----------         ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS, BEFORE
           INTEREST EXPENSE                                            (9,317)            54,116

INTEREST EXPENSE                                                     (109,117)          (111,904)

EQUITY IN INCOME (LOSS) OF INVESTEE ENTITY                             (5,830)             4,858
                                                                   ----------         ----------

LOSS FROM CONTINUING OPERATIONS                                      (124,264)           (52,930)

DISCONTINUED OPERATIONS, LOSS FROM OPERATIONS OF
           DISCONTINUED COMPONENT (NOTE 3)                                  -            (38,164)
                                                                   ----------         ----------

NET LOSS                                                           $ (124,264)        $  (91,094)
                                                                   ==========         ==========

NET LOSS ALLOCATED TO GENERAL PARTNER                              $   (1,243)        $     (911)
                                                                   ==========         ==========

NET LOSS ALLOCATED TO LIMITED PARTNERS                             $ (123,021)        $  (90,183)
                                                                   ==========         ==========

NET LOSS PER UNIT OF INVESTOR LIMITED PARTNERSHIP INTEREST,
           BASED ON 26,588 UNITS ISSUED AND OUTSTANDING:
           Continuing operations                                   $    (4.63)        $    (1.97)
                                                                   ==========         ==========
           Discontinued operations                                 $        -         $    (1.42)
                                                                   ==========         ==========

  The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                  FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                                    Units of
                                                    Investor           Investor
                                                     Limited           Limited               General
                                                   Partnership        Partners'             Partner's
                                                    Interest            Equity               Deficit               Total
                                                   -----------        ----------            ---------            ----------
BALANCE, December 31, 2003                              26,588        $  399,938            $(229,633)           $  170,305

   Net income                                                -         1,249,727               12,624             1,262,351
                                                   -----------        ----------            ---------            ----------

BALANCE, December 31, 2004                              26,588         1,649,665             (217,009)            1,432,656

   Net loss (unaudited)                                      -          (123,021)              (1,243)             (124,264)
                                                   -----------        ----------            ---------            ----------

BALANCE, March 31, 2005 (unaudited)                     26,588        $1,526,644            $(218,252)           $1,308,392
                                                   ===========        ==========            =========            ==========

  The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

                                                                                             2005                   2004
                                                                                         -------------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                            $    (124,264)          $   (91,094)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
         Depreciation                                                                           57,324               160,015
         Amortization                                                                            2,368                 9,188
         Equity in (income) loss of Investee Entity                                              5,830                (4,858)
         Decrease in other assets                                                               12,551                32,987
         Increase (decrease) in accounts payable and accrued expenses                          (35,496)               21,402
         Increase in security deposits, net                                                          -                  (150)
                                                                                         -------------           -----------
             Net cash provided by (used in) operating activities                               (81,687)              127,490
                                                                                         -------------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in escrow deposits, net                                                                -              (104,593)
                                                                                         -------------           -----------
             Cash used in investing activities                                                       -              (104,593)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of mortgage principal                                                            (32,254)              (67,812)
                                                                                         -------------           -----------
             Cash used in financing activities                                                 (32,254)              (67,812)
                                                                                         -------------           -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (113,941)              (44,915)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               1,073,055             1,026,944
                                                                                         -------------           -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $     959,114           $   982,029
                                                                                         =============           ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

       Cash paid for interest                                                            $     109,358           $   353,089
                                                                                         =============           ===========

  The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

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

      Boston Historic Partners Limited Partnership (BHP), a Massachusetts limited partnership, is the general partner of the Partnership. BHP was formed in November 1986 for the purpose of organizing, syndicating and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships). As of March 31, 2005, BHP had established three such partnerships, including the Partnership.

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

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Form 10-KSB for the year ended December 31, 2004.

      Principles of Consolidation

      Effective October 1, 2004, the Partnership sold its 99% membership interest in The Cosmopolitan at Mears Park, LLC (TCAMP), a Delaware limited liability company.

      The consolidated financial statements as of and for the three months ended March 31, 2005 include the accounts and transactions of the Partnership and Portland Lofts Associates Limited Partnership (Portland Lofts) after elimination of all intercompany accounts. The consolidated statements of operations and cash flows for the three months ended March 31, 2004 include the transactions of the Partnership, Portland Lofts and TCAMP after the elimination of all intercompany transactions. The consolidated statement of partners' equity (deficit) for the year ended December 31, 2004 includes the transactions of the Partnership and Portland Lofts for the twelve months ended December 31, 2004 and the transactions of TCAMP for the nine months ended September 30, 2004 (through the date of sale of interest in TCAMP) after the elimination of all intercompany transactions.

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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2005
                                   (UNAUDITED)

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

      Cash, Cash Equivalents and Concentration of Credit Risk

      HPP'89 considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At March 31, 2005, cash equivalents totaled $895,358.

      At March 31, 2005, HPP'89 had $747,594 of cash and cash equivalents on deposit in banks in excess of amounts insured by the Federal Deposit Insurance Corporation. Also at March 31, 2005, HPP'89 had $36,588 of Massachusetts' municipal money market funds which are not insured or guaranteed.

      Deferred Costs

      Deferred costs relating to the mortgage note are amortized on a straight-line basis over their respective terms.

      Revenue Recognition

      Revenue under short-term operating leases and month-to-month arrangements is recorded when due. Revenue under under noncancellable commercial leases is recorded on a straight-line basis over the term of the lease. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

      Income Taxes

      No provision (benefit) for income taxes is reflected in the accompanying consolidated financial statements. Partners of the Partnership are required to report on their tax returns their allocable share of income, gains, losses, deductions and credits determined on a tax basis.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2005
                                   (UNAUDITED)

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

      Following is a summary of information regarding the Real Estate investment and the Investee Entity investment.

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

      Effective October 1, 2004, the Partnership sold its 99% interest in TCAMP. TCAMP's financial information has been classified as discontinued operations in the 2004 consolidated statement of operations.

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

      On September 16, 1993, the Partnership sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. The Partnership's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale require annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. At March 31, 2005, the remaining uncollected payments total $46,500, which are secured by the interest sold to the developer general partner, and are included in other assets.

      Under the equity method of accounting, the Partnership recorded income
      (loss) from the 402 Julia Investment of ($5,017) and $5,671, respectively, and amortization expense of $813, for the three months ended March 31, 2005 and 2004.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2005
                                   (UNAUDITED)

(3)   INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITY, AND DISCONTINUED
      OPERATIONS

      The summary balance sheet as of March 31, 2005, and summary statements of operations for the three months ended March 31, 2005 and 2004, of the Investee Entity are as follows:

                              SUMMARY BALANCE SHEET
                                 MARCH 31, 2005

                                     ASSETS

   Land                                                                             $       132,800
   Building and improvements (net of accumulated depreciation of $602,710)                  978,861
   Cash and cash equivalents                                                                259,006
   Cash equivalents, security deposits                                                       20,809
   Other assets, less accumulated amortization of  $28,618                                   93,876
                                                                                    ---------------
                    Total assets                                                    $     1,485,352
                                                                                    ===============
                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
   Mortgage note payable                                                            $     1,005,211
   Other liabilities                                                                         37,381
                                                                                    ---------------
          Total liabilities                                                               1,042,592
                                                                                    ---------------

Partners' equity:
   HPP'89                                                                                   414,933
   Other partners                                                                            27,827
                                                                                    ---------------
          Total partners' equity                                                            442,760
                                                                                    ---------------
                    Total liabilities and partners' equity                          $     1,485,352
                                                                                    ===============

                        SUMMARY STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                            2005                      2004
                                                      ---------------           ---------------
Revenue:
      Rental revenue                                  $        63,529           $        65,426
      Interest and other income                                 3,421                     4,369
                                                      ---------------           ---------------
          Total revenue                                        66,950                    69,795
                                                      ---------------           ---------------
Expenses:
      Operating expenses                                       46,835                    33,033
      Depreciation and amortization                            10,958                    10,958
      Interest expense                                         16,837                    17,123
                                                      ---------------           ---------------
          Total expenses                                       74,630                    61,114
                                                      ---------------           ---------------
Net income (loss) from operations                     $        (7,680)           $        8,681
                                                      ===============           ===============
Net income (loss) allocated to HPP'89                 $        (5,017)          $         5,671
                                                      ===============           ===============
Net income (loss) allocated to other partners         $        (2,663)          $         3,010
                                                      ===============           ===============

(4)   MORTGAGE NOTE PAYABLE

      Portland Lofts' mortgage note payable bears interest at 9%, amortizes over a 25-year schedule, requires monthly payments of principal and interest of $47,205, and matures on July 1, 2006, at which time all unpaid principal and interest is due. The mortgage note payable is secured by Portland Lofts' property, rents and assignment of leases.

      As of March 31, 2005, annual maturities of the mortgage note payable are as follows:

Year Ending December 31,         Amount
------------------------      ------------
          2005                $    101,219
          2006                   4,737,650

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2005
                                   (UNAUDITED)

(5)   RELATED PARTY TRANSACTION AND COMMITMENTS

      TCAMP entered into a management agreement with Claremont Management II Limited Liability Company (CMLLC) to manage the property. The sole shareholder of CMLLC is related to the other member of TCAMP. The management agreement required the payment of a management fee of 3% of gross receipts, as defined in the agreement, plus the reimbursement of all CMLLC's costs of providing these services. Management fees under the management agreement totaled $20,344 for the three months ended March 31, 2004. Expense reimbursements to CMLLC for the three months ended March 31, 2004 totaled $83,807.

      Portland Lofts entered into a management agreement with an unrelated party to manage the property for a fee of 3% of the gross receipts as defined in the agreement. The agreement expires July 1, 2005 and automatically renews thereafter on an annual basis, unless terminated earlier as provided for in the agreement.

      The Partnership engages Gunn Financial, Incorporated (GFI), an unaffiliated Massachusetts corporation, to provide accounting, asset management and investor services. GFI provides such services for an annual management fee of $54,000 plus reimbursement of all its costs of providing these services. The agreement expires on the earlier of June 30, 2006 or liquidation of the Partnership, as defined. For the three months ended March 31, 2005 and 2004, GFI was reimbursed $68,424 and $62,297, respectively, for operating costs.

      The Partnership and TCAMP were committed to pay the principal of GFI $5,000 per month for direct mortgage services and operational management provided by him for TCAMP. The agreement continued in effect until October 1, 2004 (the date of sale of the Partnership's 99% interest in TCAMP).

(6)   MINIMUM FUTURE RENTALS UNDER OPERATING LEASES

      Portland Lofts rents space to commercial tenants under operating leases of varying terms expiring through 2012. As of March 31, 2005, Portland Lofts had entered into eleven commercial leases covering 75% of the building's net rentable commercial space and four commercial month-to-month leases. For the three months ended March 31, 2005, two commercial tenants comprised approximately 11% of total rental income under noncancellable commercial leases.

      At March 31, 2005, minimum future rentals, excluding reimbursement of real estate taxes and certain operating expenses, to be received under noncancellable commercial leases are as follows:

Year Ending December 31,                   Amount
------------------------               ------------
          2005                         $    249,634
          2006                              296,894
          2007                              273,440
          2008                              203,406
          2009                              124,198
       Thereafter                            49,817

      In most cases, management expects that in the normal course of business, commercial leases will be renewed or replaced by other leases and month-to-month arrangements will be continued or replaced by other leases.

(7)   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of cash and cash equivalents, cash security deposits, other assets, accounts payable and accrued expenses, and security deposits at March 31, 2005 approximate their fair values due to their short maturities. The fair value of the mortgage note payable at March 31, 2005 approximates its carrying amount based on the interest rates available for similar financing arrangements. All financial instruments are held for non-trading purposes.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                 MARCH 31, 2005

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

The Company's significant accounting policies are disclosed in the footnotes to the Partnerships consolidated financial statements. Management believes the following significant accounting policies also are considered critical accounting policies:

      The Partnership capitalizes as investment in real estate the initial acquisition of property and equipment and those expenditures incurred that extend the useful life of the related assets. Expenditures for maintenance and repairs, including major repairs and replacements made as part of a periodic maintenance program to restore the assets repaired to substantially original condition, are expensed as incurred. During the three months ended March 31, 2005, the Partnership recorded as expenses approximately $25,000 of major repairs and maintenance costs incurred as part of a periodic maintenance program rather than capitalizing such expenditures.

      The Partnership reviews its long-lived assets, principally investment in real estate, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is required to be recognized if the sum of the expected future cash flows, undiscounted and excluding interest expense, from the use of the asset is less than the carrying value of the asset. For the three months ended March 31, 2005, the Partnership did not recognize an impairment loss.

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

As of March 31, 2005, the Partnership had $675,547 of total cash and cash equivalents. The Partnership's cash is used primarily to fund general and administrative expenses of managing the public fund. The Partnership's only source of short-term liquidity is from distributions received from Portland Lofts. The Partnership has sufficient cash to meet its short-term operating needs.

The short-term liquidity of 402 Julia and Portland Lofts depends on their ability to generate sufficient rental income to fund operating expenses and debt service requirements. Portland Lofts and 402 Julia have stabilized operations and Portland Lofts is expected to generate cash flow. The Partnership received distributions from Portland Lofts of $39,000 for each of the three months ended March 31, 2005 and 2004.

Cash flow generated from the Partnership's investment properties and the Partnership's share of the proceeds from the sale of such properties is expected to be the source of future long-term liquidity.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                 MARCH 31, 2005
                                   (CONTINUED)

Management's Discussion and Analysis of Financial Condition and Results of Operations. The Partnership accounts for its investment in 402 Julia using the equity method of accounting. The consolidated financial statements as of and for the three months ended March 31, 2005 include the accounts and transactions of the Partnership and Portland Lofts after elimination of all intercompany accounts. The consolidated statements of operations and cash flows for the three months ended March 31, 2004 include the transactions of the Partnership, Portland Lofts and TCAMP (discontinued operations) after the elimination of all intercompany transactions. The consolidated statement of partners' equity (deficit) for the year ended December 31, 2004 includes the transactions of the Partnership and Portland Lofts for the twelve months ended December 31, 2004 and the transactions of TCAMP for the nine months ended September 30, 2004 (through the date of sale of the Partnership's 99% interest in TCAMP) after the elimination of all intercompany transactions.

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

The Partnership's allocable share of operating income and/or losses in 402 Julia is 65.33%. For the three months ended March 31, 2005, 402 Julia recorded an economic occupancy of 86% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 89%. For the three months ended March 31, 2004, 402 Julia recorded an economic occupancy of 94% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 95%. 402 Julia has benefited from a relatively strong New Orleans market and continues to record stable operations. For the three months ended March 31, 2005 and 2004, 402 Julia recorded net income (loss) of approximately $(7,700) and $8,700, respectively, which included depreciation and amortization for each of the three month periods ended March 31, 2005 and 2004 of approximately $10,950.

For the three months ended March 31, 2005, Portland Lofts recorded an economic occupancy of 84% for its residential units and an economic occupancy of 85% for its commercial space for a combined economic occupancy of 84%. For the three months ended March 31, 2004, Portland Lofts recorded an economic occupancy of 89% for its residential units and an economic occupancy of 82% for its commercial space for a combined economic occupancy of 87%. For the three months ended March 31, 2005, Portland Lofts recorded a net loss of approximately $8,400 which included depreciation and amortization of approximately $59,700. For the three months ended March 31, 2004, Portland Lofts recorded net income of approximately $54,900 which included depreciation and amortization of approximately $59,900.

The Partnership recorded a consolidated net loss of approximately $124,300 for the three months ended March 31, 2005, as compared to, a consolidated net loss of approximately $91,100 for the three months ended March 31, 2004. This decrease was primarily caused by an increase in other operating expenses at Portland Lofts and a decrease in equity in income (loss) of investee entity offset by the loss on discontinued operations in 2004. Other operating expenses increased at Portland Lofts due to increases in painting and carpeting as a result of tenant turnover and professional fees as a result of architectural costs. Equity in income of investee entity decreased primarily due to repairs to the fire alarm system at 402 Julia. Discontinued operations represents TCAMP's activity for the quarter ended March 31, 2004 (effective October 1, 2004, the Partnership sold its 99% interest in TCAMP).

The Partnership is required to comply with the Sarbanes-Oxley Act for its fiscal year ending December 31, 2006. The cost of compliance will be significant and will impact future operations. In addition to the internal costs of compliance, the Partnership's independent public accountants have estimated that future annual audit fees will increase significantly.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                 MARCH 31, 2005
                                   (CONTINUED)

                      INFLATION AND OTHER ECONOMIC FACTORS

Recent economic trends have kept inflation relatively low, although the Partnership cannot make any predictions as to whether recent trends will continue. The assets of the Partnership, principally investment in real estate and Investee Entity, are highly leveraged in view of the fact that each property is subject to a long-term first mortgage loan. Operating expenses and rental revenue of each property are subject to inflationary and other economic factors. Low rates of inflation could result in slower rental rate increases, and to the extent that these factors are outpaced by increases in property operating expenses (which could arise as a result of general economic circumstances such as an increase in the cost of energy or fuel, or from local economic circumstances), the operations of the Partnership and its properties could be adversely affected. Actual deflation in prices generally would, in effect, increase the economic burden of the mortgage debt service with a corresponding adverse effect.

High rates of inflation, on the other hand, raise the operating expenses for projects, and to the extent they cannot be passed on to tenants through higher rents, such increases could also adversely affect operations. Although, to the extent rent increases are commensurable, the burden imposed by the mortgage leverage is reduced with a favorable effect. Low levels of new construction of similar projects and high levels of interest rates may foster demand for existing properties through increasing rental income and appreciation in value.

Future operations of the Partnership will be impacted by the expense of compliance with the Sarbanes-Oxley Act discussed above and the expected continuing rise in energy costs.

Item 3. Controls and Procedures.

The General Partner (performing similar functions of Chief Executive Officer and Chief Financial Officer) and Robert Gunn (President of GFI, performing similar functions of Financial Officer) have evaluated the effectiveness of the Partnership's disclosure controls and procedures as of March 31, 2005, and have determined there are sufficient internal controls in place for the Partnership, Portland Lofts and 402 Julia to effectively report all adjustments necessary in order to make the consolidated financial statements and footnotes not misleading. Management has not made any changes to the internal controls or in other factors that could significantly affect internal controls, subsequent to the date of our most recent evaluation.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           PART II - OTHER INFORMATION
                                 MARCH 31, 2005

Item 1.    Legal Proceedings

           The Partnership is not a party to, to the best knowledge of the General Partner, any material pending legal proceedings.

           To the best knowledge of the General Partner, Portland Lofts Associates L.P. and 402 Julia Street Associates L.P. are not currently subject to any material pending legal proceedings.

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

                            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED
                              PARTNERSHIP

                            By: Boston Historic Partners Limited Partnership,
                                General Partner

                                     By: Portfolio Advisory Services, Inc.,
                                         General Partner

Date: May 6, 2005                         By: /s/Terrence P. Sullivan
                                              ------------------------
                                              Terrence P. Sullivan,
                                               President

                                     and

Date: May 6, 2005                    By: /s/Terrence P. Sullivan
                                         -----------------------
                                         Terrence P. Sullivan,
                                         General Partner