Form 10QSB
period 2005-06-30
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 2005-08-08
CIK 839614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2005

                        or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________to___________

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

         21 Custom House Street, Suite 440, Boston, Massachusetts 02110
        ----------------------------------------------------------------
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number, (617) 422-5815

-------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No________

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes_________ No________

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:___________
Transitional Small Business Disclosure Format (Check one):
Yes_________ No________

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                                   FORM 10-QSB

                                  JUNE 30, 2005

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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (UNAUDITED)

                                     ASSETS

INVESTMENT IN REAL ESTATE
   Land                                                           $  528,100
   Buildings and improvements                                      6,715,349
                                                                  ----------
                                                                   7,243,449
   Accumulated depreciation                                       (2,618,471)
                                                                  ----------
                                                                   4,624,978
                                                                  ----------

INVESTMENT IN INVESTEE ENTITY                                        471,228
                                                                  ----------
CASH AND CASH EQUIVALENTS
   Real estate operating                                             250,018
   Partnership                                                       599,562
                                                                  ----------
                                                                     849,580
                                                                  ----------

CASH, SECURITY DEPOSITS                                               23,879

OTHER ASSETS                                                         178,572
DEFERRED COSTS, less accumulated amortization of $85,266               9,474
                                                                  ----------

                                                                  $6,157,711
                                                                  ==========

                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
   Mortgage note payable                                          $4,805,883
   Accounts payable and accrued expenses                              81,664
   Security deposits                                                  23,879
                                                                  ----------

           Total liabilities                                       4,911,426
                                                                  ----------
COMMITMENTS (Note 5)

PARTNERS' EQUITY
   Limited Partners' Equity - Units of  Investor Limited
      Partnership Interest, $1,000 stated value
      per Unit-Issued and outstanding 26,588 units                 1,465,158
   General Partner's Deficit                                        (218,873)
                                                                  ----------

           Total partners' equity                                  1,246,285
                                                                  ----------

                                                                  $6,157,711
                                                                  ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                             Three Months                   Six Months
                                            Ended June 30,                Ended June 30,
                                          2005            2004          2005          2004
                                       ----------     ----------     ----------     ---------
REVENUE:
     Rental income                     $  350,136     $  341,594     $  690,517     $ 683,247
     Interest and other income              4,932          4,438         13,743        11,717
                                       ----------     ----------     ----------     ---------
           Total revenue                  355,068        346,032        704,260       694,964
                                       ----------     ----------     ----------     ---------
EXPENSES:
     Operating and administrative         102,357        100,215        213,412       213,817
     Property operating expenses:
           Payroll services                19,139         18,983         38,376        37,731
           Utilities                       18,840         14,643         38,035        36,255
           Real estate taxes               12,052         11,877         24,103        23,754
           Other operating expenses       100,626         73,093        237,905       142,178
     Depreciation and amortization         59,692         59,892        119,384       119,784
                                       ----------     ----------     ----------     ---------
           Total expenses                 312,706        278,703        671,215       573,519
                                       ----------     ----------     ----------     ---------
INCOME FROM OPERATIONS                     42,362         67,329         33,045       121,445

INTEREST EXPENSE                         (108,382)      (111,276)      (217,499)     (223,180)

EQUITY IN INCOME  (LOSS) OF
  INVESTEE ENTITY                           3,913          6,844         (1,917)       11,702
                                       ----------     ----------     ----------     ---------
LOSS FROM CONTINUING OPERATIONS           (62,107)       (37,103)      (186,371)      (90,033)

DISCONTINUED OPERATIONS, LOSS
 FROM OPERATIONS OF DISCONTINUED
 COMPONENT (NOTE 3)                             -        (15,842)             -       (54,006)
                                       ----------     ----------     ----------     ---------
NET LOSS                               $  (62,107)    $  (52,945)    $ (186,371)    $(144,039)
                                       ==========     ==========     ==========     =========
NET LOSS ALLOCATED
  TO GENERAL PARTNER                   $     (621)    $     (529)    $   (1,864)    $  (1,440)
                                       ==========     ==========     ==========     =========
NET LOSS ALLOCATED
  TO LIMITED PARTNERS                  $  (61,486)    $  (52,416)    $ (184,507)    $(142,599)
                                       ==========     ==========     ==========     =========
NET LOSS PER UNIT OF
  INVESTOR LIMITED PARTNERSHIP
  INTEREST, BASED ON 26,588 UNITS
  ISSUED AND OUTSTANDING:
       Continuing operations           $    (2.31)    $    (1.38)    $    (6.94)    $   (3.35)
                                       ==========     ==========     ==========     =========
       Discontinued operations         $        -     $     (.59)    $        -     $   (2.01)
                                       ==========     ==========     ==========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                   FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                        Units of
                                        Investor       Investor
                                        Limited        Limited         General
                                      Partnership      Partners'      Partner's
                                        Interest        Equity         Deficit         Total
                                       ----------     ----------     ----------     -----------
BALANCE, December 31, 2003                 26,588     $  399,938     $ (229,633)    $   170,305

   Net income                                   -      1,249,727         12,624       1,262,351
                                       ----------     ----------     ----------     -----------
BALANCE, December 31, 2004                 26,588      1,649,665       (217,009)      1,432,656

   Net loss (unaudited)                         -       (184,507)        (1,864)       (186,371)
                                       ----------     ----------     ----------     -----------
BALANCE, June 30, 2005 (unaudited)         26,588     $1,465,158     $ (218,873)    $ 1,246,285
                                       ==========     ==========     ==========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                        2005             2004
                                                                     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                        $  (186,371)    $  (144,039)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
         Depreciation                                                    114,647         320,030
         Amortization                                                      4,737          18,376
         Equity in (income) loss of Investee Entity                        1,917         (11,701)
         Decrease (increase) in other assets                             (19,143)         41,871
         Decrease in accounts payable and accrued expenses               (47,173)        (30,351)
         Increase in security deposits, net                                    -           6,461
                                                                     -----------     -----------
             Net cash provided by (used in) operating activities        (131,386)        200,647
                                                                     -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital Expenditures - building improvements                              -         (22,186)
     Increase in escrow deposits, net                                          -         (51,589)
     Change in other assets                                              (26,849)              -
                                                                     -----------     -----------
             Cash used in investing activities                           (26,849)        (73,775)
                                                                     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of mortgage principal                                      (65,240)       (134,353)
                                                                     -----------     -----------
             Cash used in financing activities                           (65,240)       (134,353)
                                                                     -----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (223,475)         (7,481)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         1,073,055       1,026,944
                                                                     -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $   849,580     $ 1,019,463
                                                                     ===========     ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

         Cash paid for interest                                      $   217,988     $   707,493
                                                                     ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

      Boston Historic Partners Limited Partnership (BHP), a Massachusetts limited partnership, is the general partner of the Partnership. BHP was formed in November 1986 for the purpose of organizing, syndicating and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships). As of June 30, 2005, BHP had established three such partnerships, including the Partnership.

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

      The consolidated financial statements as of and for the three and six months ended June 30, 2005 include the accounts and transactions of the Partnership and Portland Lofts Associates Limited Partnership (Portland Lofts) after elimination of all inter-company accounts. The consolidated statements of operations for the three and six months ended, and the consolidated statement of cash flows for the six months ended, June 30, 2004 include the transactions of the Partnership, Portland Lofts and TCAMP after the elimination of all intercompany transactions. The consolidated statement of partners' equity (deficit) for the year ended December 31, 2004 includes the transactions of the Partnership and Portland Lofts for the twelve months ended December 31, 2004 and the transactions of TCAMP for the nine months ended September 30, 2004 (through the date of sale of interest in TCAMP) after the elimination of all inter-company transactions.

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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

      Cash, Cash Equivalents and Concentration of Credit Risk

      HPP'89 considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At June 30, 2005, cash equivalents totaled $773,800.

      At June 30, 2005, HPP'89 had $651,715 of cash and cash equivalents on deposit in banks in excess of amounts insured by the Federal Deposit Insurance Corporation. Also at June 30, 2005, HPP'89 had $36,769 of Massachusetts' municipal money market funds, which are not insured or guaranteed.

      Deferred Costs

      Deferred costs relating to the mortgage note are amortized on a straight-line basis over its term.

      Revenue Recognition

      Revenue under short-term operating leases and month-to-month arrangements is recorded when due. Revenue under under non-cancelable commercial leases is recorded on a straight-line basis over the term of the lease. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

      Income Taxes

      No provision (benefit) for income taxes is reflected in the accompanying consolidated financial statements. Partners of the Partnership are required to report on their tax returns their allocable share of income, gains, losses, deductions and credits determined on a tax basis.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

      On September 16, 1993, the Partnership sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. The Partnership's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale require annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. At June 30, 2005, the remaining uncollected payments total $46,500, which are secured by the interest sold to the developer general partner, and are included in other assets.

      Under the equity method of accounting, the Partnership recorded income
      (loss) from the 402 Julia Investment of ($291) and $13,328, respectively, and amortization expense of $1,626, for the six months ended June 30, 2005 and 2004.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2005
                                   (UNAUDITED)

(3)   INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITY, AND DISCONTINUED
      OPERATIONS

      The summary balance sheet as of June 30, 2005, and summary statements of operations for the six months ended June 30, 2005 and 2004, of the Investee Entity are as follows:

                              SUMMARY BALANCE SHEET
                                  JUNE 30, 2005
                                     ASSETS

   Land                                                                        $  132,800
   Building and improvements (net of accumulated depreciation of $612,595)        968,976
   Cash and cash equivalents                                                      271,945
   Cash equivalents, security deposits                                             20,896
   Other assets, less accumulated amortization of $29,691                          97,458
                                                                               ----------
                    Total assets                                               $1,492,075
                                                                               ==========
                        LIABILITIES AND PARTNERS' EQUITY

Liabilities:
   Mortgage note payable                                                       $1,000,726
   Other liabilities                                                               41,354
                                                                               ----------
          Total liabilities                                                     1,042,080
                                                                               ----------

Partners' equity:
   HPP'89                                                                         419,660
   Other partners                                                                  30,335
                                                                               ----------
                    Total partners' equity                                        449,995
                                                                               ----------
                Total liabilities and partners' equity                         $1,492,075
                                                                               ==========

                        SUMMARY STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                                   2005         2004
                                                 ---------    ---------
Revenue:
      Rental revenue                             $ 131,935    $ 135,197
      Interest and other income                      6,265        7,667
                                                 ---------    ---------
           Total revenue                           138,200      142,864
                                                 ---------    ---------
Expenses:
      Operating expenses                            83,129       66,371
      Depreciation and amortization                 21,916       21,916
      Interest expense                              33,599       34,176
                                                 ---------    ---------
           Total expenses                          138,644      122,463
                                                 ---------    ---------
Net income (loss) from operations                $    (444)   $  20,401
                                                 =========    =========
Net income (loss) allocated to HPP'89            $    (291)   $  13,328
                                                 =========    =========
Net income (loss) allocated to other partners    $    (153)   $   7,073
                                                 =========    =========

(4)   MORTGAGE NOTE PAYABLE

      Portland Lofts' mortgage note payable bears interest at 9%, amortizes over a 25-year schedule, requires monthly payments of principal and interest of $47,205, and matures on July 1, 2006, at which time all unpaid principal and interest is due. The mortgage note payable is secured by Portland Lofts' property, rents and assignment of leases.

      As of June 30, 2005, annual maturities of the mortgage note payable are as follows:

Year Ending December 31,           Amount
------------------------         ----------
         2005                    $   68,233
         2006                     4,737,650

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2005
                                   (UNAUDITED)

(5)   RELATED PARTY TRANSACTION AND COMMITMENTS

      TCAMP entered into a management agreement with Claremont Management II Limited Liability Company (CMLLC) to manage the property. The sole shareholder of CMLLC is related to the other member of TCAMP. The management agreement required the payment of a management fee of 3% of gross receipts, as defined in the agreement, plus the reimbursement of all CMLLC's costs of providing these services. Management fees under the management agreement totaled $41,335 for the six months ended June 30, 2004. Expense reimbursements to CMLLC for the six months ended June 30, 2004 totaled $174,604.

      Portland Lofts entered into a management agreement with an unrelated party to manage the property for a fee of 3% of the gross receipts as defined in the agreement. The agreement expires July 1, 2006 and automatically renews thereafter on an annual basis, unless terminated earlier as provided for in the agreement.

      The Partnership engages Gunn Financial, Incorporated (GFI), an unaffiliated Massachusetts corporation, to provide accounting, asset management and investor services. GFI provides such services for an annual management fee of $54,000 plus reimbursement of all its costs of providing these services. The agreement expires on the earlier of June 30, 2006 or liquidation of the Partnership, as defined. For the six months ended June 30, 2005 and 2004, GFI was reimbursed $124,798 and $118,676, respectively, for operating costs.

      The Partnership and TCAMP were committed to pay the principal of GFI $5,000 per month for direct mortgage services and operational management provided by him for TCAMP. The agreement continued in effect until October 1, 2004 (the date of sale of the Partnership's 99% interest in TCAMP).

(6)   MINIMUM FUTURE RENTALS UNDER OPERATING LEASES

      Portland Lofts rents space to commercial tenants under operating leases of varying terms expiring through 2012. As of June 30, 2005, Portland Lofts had entered into eleven commercial leases covering 85% of the building's net rentable commercial space and four commercial month-to-month leases. For the six months ended June 30, 2005, two commercial tenants comprised approximately 36% of total rental income under non-cancelable commercial leases.

      At June 30, 2005, minimum future rentals, excluding reimbursement of real estate taxes and certain operating expenses, to be received under non-cancelable commercial leases are as follows:

Year Ending December 31,           Amount
------------------------         ----------
          2005                   $  194,794
          2006                      358,027
          2007                      330,095
          2008                      268,534
          2009                      217,386
       Thereafter                    49,817

      In most cases, management expects that in the normal course of business, commercial leases will be renewed or replaced by other leases and month-to-month arrangements will be continued or replaced by other leases.

(7)   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of cash and cash equivalents, cash security deposits, other assets, accounts payable and accrued expenses, and security deposits at June 30, 2005 approximate their fair values due to their short maturities. The fair value of the mortgage note payable at June 30, 2005 approximates its carrying amount based on the interest rates available for similar financing arrangements. All financial instruments are held for non-trading purposes.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                  JUNE 30, 2005

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

The Company's significant accounting policies are disclosed in the footnotes to the Partnership's consolidated financial statements. Management believes the following significant accounting policies also are considered critical accounting policies:

      The Partnership capitalizes as investment in real estate the initial acquisition of property and equipment and those expenditures incurred that extend the useful life of the related assets. Expenditures for maintenance and repairs, including major repairs and replacements made as part of a periodic maintenance program to restore the assets repaired to substantially original condition, are expensed as incurred. During the six months ended June 30, 2005, the Partnership recorded as expenses approximately $54,000 of major repairs and maintenance costs incurred as part of a periodic maintenance program rather than capitalizing such expenditures.

      The Partnership reviews its long-lived assets, principally investment in real estate, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is required to be recognized if the sum of the expected future cash flows, undiscounted and excluding interest expense, from the use of the asset is less than the carrying value of the asset. For the six months ended June 30, 2005, the Partnership did not recognize an impairment loss.

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

As of June 30, 2005, the Partnership had $599,562 of total cash and cash equivalents. The Partnership's cash is used primarily to fund general and administrative expenses of managing the public fund. The Partnership's only source of short-term liquidity is from distributions received from Portland Lofts. The Partnership has sufficient cash to meet its short-term operating needs.

The short-term liquidity of 402 Julia and Portland Lofts depends on their ability to generate sufficient rental income to fund operating expenses and debt service requirements. Portland Lofts and 402 Julia have stabilized operations and Portland Lofts is expected to generate cash flow. The Partnership received distributions from Portland Lofts of $78,000 for each of the six months ended June 30, 2005 and 2004.

Cash flow generated from the Partnership's investment properties and the Partnership's share of the proceeds from the sale of such properties is expected to be the source of future long-term liquidity.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                  JUNE 30, 2005
                                   (CONTINUED)

Management's Discussion and Analysis of Financial Condition and Results of Operations. The Partnership accounts for its investment in 402 Julia using the equity method of accounting. The consolidated financial statements as of and for the three and six months ended June 30, 2005 include the accounts and transactions of the Partnership and Portland Lofts after elimination of all inter-company accounts. The consolidated statements of operations for the three and six months ended, and the consolidated statement of cash flows for the six months ended, June 30, 2004 include the transactions of the Partnership, Portland Lofts and TCAMP (discontinued operations) after the elimination of all inter-company transactions. The consolidated statement of partners' equity (deficit) for the year ended December 31, 2004 includes the transactions of the Partnership and Portland Lofts for the twelve months ended December 31, 2004 and the transactions of TCAMP for the nine months ended September 30, 2004 (through the date of sale of the Partnership's 99% interest in TCAMP) after the elimination of all inter-company transactions.

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

The Partnership's allocable share of operating income and/or losses in 402 Julia is 65.33%. For the six months ended June 30, 2005, 402 Julia recorded an economic occupancy of 90% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 92%. For the six months ended June 30, 2004, 402 Julia recorded an economic occupancy of 97% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 98%. 402 Julia has benefited from a relatively strong New Orleans market and continues to record stable operations. For the six months ended June 30, 2005 and 2004, 402 Julia recorded net income
(loss) of approximately $(400) and $20,400, respectively, which included depreciation and amortization for each of the six month periods ended June 30, 2005 and 2004 of approximately $21,900.

For the six months ended June 30, 2005, Portland Lofts recorded an economic occupancy of 86% for its residential units and an economic occupancy of 86% for its commercial space for a combined economic occupancy of 86%. For the six months ended June 30, 2004, Portland Lofts recorded an economic occupancy of 90% for its residential units and an economic occupancy of 78% for its commercial space for a combined economic occupancy of 87%. For the six months ended June 30, 2005, Portland Lofts recorded net income of approximately $27,000, which included depreciation and amortization of approximately $119,400. For the six months ended June 30, 2004, Portland Lofts recorded net income of approximately $111,100, which included depreciation and amortization of approximately $119,800.

The Partnership recorded a consolidated net loss of approximately $186,400 for the six months ended June 30, 2005, as compared to a consolidated net loss of approximately $144,000 for the six months ended June 30, 2004. This increase in net loss was primarily caused by an increase in other operating expenses at Portland Lofts and a decrease in equity in income (loss) of investee entity, partially offset by the loss on discontinued operations in 2004. The Partnership recorded a consolidated net loss of approximately $62,100 for the three months ended June 30, 2005, as compared to a consolidated net loss of approximately $52,900 for the three months ended June 30, 2004. This increase in net loss was primarily caused by an increase in other operating expenses at Portland Lofts, partially offset by the loss on discontinued operations in 2004. Other operating expenses increased at Portland Lofts due to increases in painting and carpeting as a result of tenant turnover, deck repairs and costs associated with architectural services. Equity in income of investee entity decreased primarily due to repairs to the fire alarm system at 402 Julia in the first quarter of 2005. Discontinued operations represents TCAMP's activity for the three and six months ended June 30, 2004 (effective October 1, 2004, the Partnership sold its 99% interest in TCAMP).

The Partnership is required to comply with the Sarbanes-Oxley Act for its fiscal year ending December 31, 2006. The cost of compliance will be significant and will impact future operations. In addition to the internal costs of compliance, the Partnership's independent public accountants have estimated that future annual audit fees will increase significantly.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                  JUNE 30, 2005
                                   (CONTINUED)

                      INFLATION AND OTHER ECONOMIC FACTORS

Recent economic trends have kept inflation relatively low, although the Partnership cannot make any predictions as to whether recent trends will continue. The assets of the Partnership, principally investment in real estate and the investee entity, are highly leveraged in view of the fact that each property is subject to a long-term first mortgage loan. Operating expenses and rental revenue of each property are subject to inflationary and other economic factors. Low rates of inflation could result in slower rental rate increases, and to the extent that these factors are outpaced by increases in property operating expenses (which could arise as a result of general economic circumstances such as an increase in the cost of energy or fuel, or from local economic circumstances), the operations of the Partnership and its properties could be adversely affected. Actual deflation in prices generally would, in effect, increase the economic burden of the mortgage debt service with a corresponding adverse effect.

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

Item 3. Controls and Procedures.

The General Partner (performing similar functions of Chief Executive Officer and Chief Financial Officer) and Robert Gunn (President of GFI, performing similar functions of Financial Officer) have evaluated the effectiveness of the Partnership's disclosure controls and procedures as of June 30, 2005, and have determined there are sufficient internal controls in place for the Partnership, Portland Lofts and 402 Julia to effectively report all adjustments necessary in order to make the consolidated financial statements and footnotes not misleading. Management has not made any changes to the internal controls or in other factors that could significantly affect internal controls, subsequent to the date of our most recent evaluation.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           PART II - OTHER INFORMATION
                                  JUNE 30, 2005

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

                                   HISTORIC PRESERVATION PROPERTIES 1989
                                            LIMITED PARTNERSHIP

                                   By: Boston Historic Partners Limited
                                       Partnership, General Partner

                                       By: Portfolio Advisory Services,
                                           Inc., General Partner

Date: August 8, 2005                       By: /s/ Terrence P. Sullivan
                                               ----------------------------
                                               Terrence P. Sullivan,
                                               President

                                       and

Date: August 8, 2005                  By: /s/Terrence P. Sullivan
                                          ----------------------------
                                          Terrence P. Sullivan,
                                          General Partner