Form 10QSB
period 2005-09-30
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 2005-11-14
CIK 839614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

Commission File Number 33-24129

            Historic Preservation Properties 1989 Limited Partnership (Exact Name of Small Business Issuer as Specified in Its Charter)

                                    Delaware
         (State or Other Jurisdiction of Incorporation or Organization)

                                   04-3021042
                      (I.R.S. Employer Identification No.)

         21 Custom House Street, Suite 440, Boston, Massachusetts 02110
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number, (617) 422-5815

       ___________________________________________________________________
         (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
    -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No   X
    -----    -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes       No
    -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: ___________

Transitional Small Business Disclosure Format (Check one):

Yes       No
    -----    -----

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                                   FORM 10-QSB

                               SEPTEMBER 30, 2005

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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

                         ASSETS

INVESTMENT IN REAL ESTATE
   Land                                                    $   528,100
   Buildings and improvements                                6,730,665
                                                           -----------
                                                             7,258,765
   Accumulated depreciation                                 (2,675,795)
                                                           -----------
                                                             4,582,970
                                                           -----------
INVESTMENT IN INVESTEE ENTITY                                  399,716
                                                           -----------
CASH AND CASH EQUIVALENTS
   Real estate operating                                       307,847
   Partnership                                                 527,087
                                                           -----------
                                                               834,934
                                                           -----------
CASH, SECURITY DEPOSITS                                         25,079

OTHER ASSETS                                                   159,450
DEFERRED COSTS, less accumulated amortization of $88,111        35,228
                                                           -----------
                                                           $ 6,037,377
                                                           ===========

            LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
   Mortgage note payable                                   $ 4,772,148
   Accounts payable and accrued expenses                       102,683
   Security deposits                                            25,079
                                                           -----------
      Total liabilities                                      4,899,910
                                                           -----------
COMMITMENTS (Note 5)

PARTNERS' EQUITY
   Limited Partners' Equity - Units of Investor Limited
      Partnership Interest, $1,000 stated value
      per Unit-Issued and outstanding 26,588 units           1,357,428
   General Partner's Deficit                                  (219,961)
                                                           -----------
      Total partners' equity                                 1,137,467
                                                           -----------
                                                           $ 6,037,377
                                                           ===========

        The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                         Three Months             Nine Months
                                                     Ended September 30,      Ended September 30,
                                                    ---------------------   -----------------------
                                                       2005        2004        2005         2004
                                                    ---------   ---------   ----------   ----------
REVENUE:
   Rental income                                    $ 364,055   $ 325,167   $1,054,572   $1,008,414
   Interest and other income                            7,912       6,929       21,655       18,646
                                                    ---------   ---------   ----------   ----------
      Total revenue                                   371,967     332,096    1,076,227    1,027,060
                                                    ---------   ---------   ----------   ----------
EXPENSES:
   Operating and administrative                       120,450      97,396      333,862      311,213
   Property operating expenses:
      Payroll services                                 19,087      18,916       57,463       56,647
      Utilities                                        19,905      18,882       57,940       55,137
      Real estate taxes                                12,414      11,878       36,517       35,632
      Other operating expenses                         69,621      88,578      307,526      230,756
   Depreciation and amortization                       60,169      59,892      179,553      179,676
                                                    ---------   ---------   ----------   ----------
         Total expenses                               301,646     295,542      972,861      869,061
                                                    ---------   ---------   ----------   ----------

INCOME FROM OPERATIONS                                 70,321      36,554      103,366      157,999

INTEREST EXPENSE                                     (107,627)   (110,543)    (325,126)    (333,723)

EQUITY IN INCOME (LOSS) OF
   INVESTEE ENTITY                                    (71,512)       (773)     (73,429)      10,929
                                                    ---------   ---------   ----------   ----------
LOSS FROM CONTINUING OPERATIONS                      (108,818)    (74,762)    (295,189)    (164,795)

DISCONTINUED OPERATIONS, LOSS
   FROM OPERATIONS OF DISCONTINUED
   COMPONENT (NOTE 3)                                      --     (37,261)          --      (91,270)
                                                    ---------   ---------   ----------   ----------
NET LOSS                                            $(108,818)  $(112,023)  $ (295,189)  $ (256,065)
                                                    =========   =========   ==========   ==========
NET LOSS ALLOCATED
   TO GENERAL PARTNER                               $  (1,088)  $  (1,120)  $   (2,952)  $   (2,561)
                                                    =========   =========   ==========   ==========
NET LOSS ALLOCATED
   TO LIMITED PARTNERS                              $(107,730)  $(110,903)  $ (292,237)  $ (253,504)
                                                    =========   =========   ==========   ==========
NET LOSS PER UNIT OF INVESTOR LIMITED PARTNERSHIP
   INTEREST, BASED ON 26,588 UNITS ISSUED AND
   OUTSTANDING:
      Continuing operations                         $   (4.05)  $   (2.78)  $   (10.99)  $    (6.13)
                                                    =========   =========   ==========   ==========
      Discontinued operations                       $      --   $   (1.39)  $       --   $    (3.40)
                                                    =========   =========   ==========   ==========

        The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                            Units of
                                            Investor     Investor
                                            Limited       Limited     General
                                          Partnership    Partners'   Partner's
                                            Interest      Equity      Deficit       Total
                                          -----------   ----------   ---------   ----------
BALANCE, December 31, 2003                   26,588     $  399,938   $(229,633)  $  170,305
   Net income                                    --      1,249,727      12,624    1,262,351
                                             ------     ----------   ---------   ----------
BALANCE, December 31, 2004                   26,588      1,649,665    (217,009)   1,432,656
   Net loss (unaudited)                          --       (292,237)     (2,952)    (295,189)
                                             ------     ----------   ---------   ----------
BALANCE, September 30, 2005 (unaudited)      26,588     $1,357,428   $(219,961)  $1,137,467
                                             ======     ==========   =========   ==========

        The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                        2005         2004
                                                                     ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          $ (295,189)  $ (256,065)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation                                                      171,971      479,996
      Amortization                                                        7,582       27,564
      Equity in (income) loss of Investee Entity                         73,429      (10,929)
      Decrease (increase) in other assets                               (26,870)      49,225
      Increase (decrease) in accounts payable and accrued expenses      (26,154)       9,607
      Increase in security deposits, net                                     --        8,226
                                                                     ----------   ----------
         Net cash provided by (used in) operating activities            (95,231)     307,624
                                                                     ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures - building improvements                         (15,316)          --
   Increase in escrow deposits, net                                          --     (131,479)
   Payments of deferred costs                                           (28,599)          --
                                                                     ----------   ----------
         Cash used in investing activities                              (43,915)    (131,479)
                                                                     ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of mortgage principal                                       (98,975)    (202,251)
                                                                     ----------   ----------
         Cash used in financing activities                              (98,975)    (202,251)
                                                                     ----------   ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                              (238,121)     (26,106)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        1,073,055    1,026,944
                                                                     ----------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $  834,934   $1,000,838
                                                                     ==========   ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid for interest                                      $  325,868   $1,060,497
                                                                     ==========   ==========

        The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

     Boston Historic Partners Limited Partnership (BHP), a Massachusetts limited partnership, is the general partner of the Partnership. BHP was formed in November 1986 for the purpose of organizing, syndicating and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships). As of September 30, 2005, BHP had established three such partnerships, including the Partnership.

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

     The consolidated financial statements as of and for the three and nine months ended September 30, 2005 include the accounts and transactions of the Partnership and Portland Lofts Associates Limited Partnership (Portland Lofts) after elimination of all inter-company accounts. The consolidated statements of operations for the three and nine months ended, and the consolidated statement of cash flows for the nine months ended, September 30, 2004 include the transactions of the Partnership, Portland Lofts and TCAMP after the elimination of all intercompany transactions. The consolidated statement of partners' equity (deficit) for the year ended December 31, 2004 includes the transactions of the Partnership and Portland Lofts for the twelve months ended December 31, 2004 and the transactions of TCAMP for the nine months ended September 30, 2004 (through the date of sale of interest in TCAMP) after the elimination of all inter-company transactions.

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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

     Cash, Cash Equivalents and Concentration of Credit Risk

     HPP'89 considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At September 30, 2005, cash equivalents totaled $709,270.

     At September 30, 2005, HPP'89 had $630,468 of cash and cash equivalents on deposit in banks in excess of amounts insured by the Federal Deposit Insurance Corporation. Also at September 30, 2005, HPP'89 had $36,943 of Massachusetts' municipal money market funds, which are not insured or guaranteed.

     Deferred Costs

     Deferred costs relating to the mortgage note and special real estate tax assessments are amortized on a straight-line basis over their respective terms.

     Revenue Recognition

     Revenue under short-term operating leases and month-to-month arrangements is recorded when due. Revenue under non-cancelable commercial leases is recorded on a straight-line basis over the term of the lease. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.

     Income Taxes

     No provision (benefit) for income taxes is reflected in the accompanying consolidated financial statements. Partners of the Partnership are required to report on their tax returns their allocable share of income, gains, losses, deductions and credits determined on a tax basis.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

     THE COSMOPOLITAN AT MEARS PARK, LLC (TCAMP), a Limited Liability Company, was formed on March 15, 1996, under the Delaware Limited Liability Company Act. The purpose of TCAMP was to engage in investment in, and operation of, real estate. TCAMP owned a residential apartment complex containing 255 residential units and approximately 2,250 square feet of commercial space located at 250 6th Street, St. Paul, Minnesota. Profits and losses were allocated to the members, and distributions from TCAMP to the Partnership and the other member were subject to the order of distribution, as specified in the Operating Agreement of TCAMP. The liability of the members of TCAMP for losses, debts and obligations of TCAMP was limited to their capital contributions, except under applicable law members may, under certain circumstances, be liable to TCAMP to the extent of previous distributions received by the members in the event TCAMP does not have sufficient assets to satisfy its liabilities.

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

     On September 16, 1993, the Partnership sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. The Partnership's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale require annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. At September 30, 2005, the remaining uncollected payments total $46,500, which are secured by the interest sold to the developer general partner, and are included in other assets.

     Under the equity method of accounting, the Partnership recorded income
     (loss) from the 402 Julia Investment of $(70,990) and $13,368, respectively, and amortization expense of $2,439, for the nine months ended September 30, 2005 and 2004.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

(3)  INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITY, AND DISCONTINUED OPERATIONS

     The summary balance sheet as of September 30, 2005, and summary statements of operations for the nine months ended September 30, 2005 and 2004, of the Investee Entity are as follows:

                              SUMMARY BALANCE SHEET
                               SEPTEMBER 30, 2005

                                 ASSETS

Land                                                                      $  132,800
Building and improvements (net of accumulated depreciation of $622,480)      959,091
Cash and cash equivalents                                                    300,851
Cash equivalents, security deposits                                           20,896
Other assets, less accumulated amortization of $30,764                        75,098
                                                                          ----------
      Total assets                                                        $1,488,736
                                                                          ==========

                    LIABILITIES AND PARTNERS' EQUITY

Liabilities:
   Mortgage note payable                                                  $  997,694
   Other liabilities                                                         149,265
                                                                          ----------
      Total liabilities                                                    1,146,959
                                                                          ----------
Partners' equity:
   HPP'89                                                                    348,960
   Other partners                                                             (7,183)
                                                                          ----------
      Total partners' equity                                                 341,777
                                                                          ----------
         Total liabilities and partners' equity                           $1,488,736
                                                                          ==========

                        SUMMARY STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                   2005       2004
                                                ---------   --------
Revenue:
   Rental revenue                               $ 176,892   $201,891
   Interest and other income                        8,772     11,995
                                                ---------   --------
      Total revenue                               185,664    213,886
                                                ---------   --------
Expenses:
   Operating expenses                             114,868    109,344
   Depreciation and amortization                   32,874     32,874
   Interest expense                                50,285     51,205
   Loss from hurricane damage                      96,300         --
                                                ---------   --------
      Total expenses                              294,327    193,423
                                                ---------   --------
Net income (loss)                               $(108,663)  $ 20,463
                                                =========   ========
Net income (loss) allocated to HPP'89           $ (70,990)  $ 13,368
                                                =========   ========
Net income (loss) allocated to other partners   $ (37,673)  $  7,095
                                                =========   ========

(4)  MORTGAGE NOTE PAYABLE

     Portland Lofts' mortgage note payable bears interest at 9%, amortizes over a 25-year schedule, requires monthly payments of principal and interest of $47,205, and matures on July 1, 2006, at which time all unpaid principal and interest is due. The mortgage note payable is secured by Portland Lofts' property, rents and assignment of leases.

     As of September 30, 2005, annual maturities of the mortgage note payable are as follows:

Year Ending December 31,     Amount
------------------------   ----------
          2005             $   34,498
          2006              4,737,650

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

(5)  RELATED PARTY TRANSACTION AND COMMITMENTS

     TCAMP entered into a management agreement with Claremont Management II Limited Liability Company (CMLLC) to manage the property. The sole shareholder of CMLLC is related to the other member of TCAMP. The management agreement required the payment of a management fee of 3% of gross receipts, as defined in the agreement, plus the reimbursement of all CMLLC's costs of providing these services. Management fees under the management agreement totaled $63,177 for the nine months ended September 30, 2004. Expense reimbursements to CMLLC for the nine months ended September 30, 2004 totaled $260,444.

     Portland Lofts entered into a management agreement with an unrelated party to manage the property for a fee of 3% of the gross receipts as defined in the agreement. The agreement expires July 1, 2006 and automatically renews thereafter on an annual basis, unless terminated earlier as provided for in the agreement.

     The Partnership engages Gunn Financial, Incorporated (GFI), an unaffiliated Massachusetts corporation, to provide accounting, asset management and investor services. GFI provides such services for an annual management fee plus reimbursement of all its costs of providing these services. Through June 30, 2005, the annual fee was $54,000, however, effective July 1, 2005 the annual fee was reduced to $36,000. The agreement expires on the earlier of June 30, 2006 or liquidation of the Partnership, as defined. For the nine months ended September 30, 2005 and 2004, GFI was reimbursed $194,052 and $178,748, respectively, for operating costs.

     The Partnership and TCAMP were committed to pay the principal of GFI $5,000 per month for direct mortgage services and operational management provided by him for TCAMP. The agreement continued in effect until October 1, 2004 (the date of sale of the Partnership's 99% interest in TCAMP).

(6)  CASUALTIES

     During the third quarter of 2005, the Investee Entity's property sustained damages from Hurricane Katrina. At September 30, 2005, the damage to the property is estimated to be approximately $96,000 and has been accrued as a liability in the financial statements of the Investee Entity. It is expected that the damages will be paid for with cash reserves and cash generated from operations of the Investee Entity. The Partnership does not anticipate receiving any insurance proceeds as the damage was below the deductible. In addition to the above damages, the September 2005 tenants' rents, totaling approximately $22,000, were waived.

(7)  MINIMUM FUTURE RENTALS UNDER OPERATING LEASES

     Portland Lofts rents space to commercial tenants under operating leases of varying terms expiring through 2012. As of September 30, 2005, Portland Lofts had entered into eleven commercial leases covering 85% of the building's net rentable commercial space and four commercial month-to-month leases. For the nine months ended September 30, 2005, two commercial tenants comprised approximately 40% of total rental income under non-cancelable commercial leases.

     At September 30, 2005, minimum future rentals, excluding reimbursement of real estate taxes and certain operating expenses, to be received under non-cancelable commercial leases are as follows:

Year Ending December 31,     Amount
------------------------   ----------
          2005              $ 97,464
          2006               358,027
          2007               330,095
          2008               268,534
          2009               217,386
       Thereafter             49,817

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

(7)  MINIMUM FUTURE RENTALS UNDER OPERATING LEASES (CONTINUED)

     In most cases, management expects that in the normal course of business, commercial leases will be renewed or replaced by other leases and month-to-month arrangements will be continued or replaced by other leases.

(8)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, cash security deposits, other assets, accounts payable and accrued expenses, and security deposits at September 30, 2005 approximate their fair values due to their short maturities. The fair value of the mortgage note payable at September 30, 2005 approximates its carrying amount based on the interest rates available for similar financing arrangements. All financial instruments are held for non-trading purposes.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                               SEPTEMBER 30, 2005

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

     The Partnership capitalizes as investment in real estate the initial acquisition of property and equipment and those expenditures incurred that extend the useful life of the related assets. Expenditures for maintenance and repairs, including major repairs and replacements made as part of a periodic maintenance program to restore the assets repaired to substantially original condition, are expensed as incurred. During the nine months ended September 30, 2005, the Partnership recorded as expenses approximately $47,500 of major repairs and maintenance costs incurred as part of a periodic maintenance program rather than capitalizing such expenditures.

     The Partnership reviews its long-lived assets, principally investment in real estate, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is required to be recognized if the sum of the expected future cash flows, undiscounted and excluding interest expense, from the use of the asset is less than the carrying value of the asset. For the nine months ended September 30, 2005, the Partnership did not recognize an impairment loss.

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

As of September 30, 2005, the Partnership had $527,087 of total cash and cash equivalents. The Partnership's cash is used primarily to fund general and administrative expenses of managing the public fund. The Partnership's only source of short-term liquidity is from distributions received from Portland Lofts. The Partnership has sufficient cash to meet its short-term operating needs.

The short-term liquidity of 402 Julia and Portland Lofts depends on their ability to generate sufficient rental income to fund operating expenses and debt service requirements and, for 402 Julia, the repairs necessary as a result of the damage from Hurricane Katrina. Portland Lofts has stable operations and is expected to generate cash flow. The Partnership received distributions from Portland Lofts of $117,000 for each of the nine months ended September 30, 2005 and 2004.

Cash flow generated from the Partnership's investment properties and the Partnership's share of the proceeds from the sale of such properties is expected to be the source of future long-term liquidity.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                               SEPTEMBER 30, 2005
                                   (CONTINUED)

Management's Discussion and Analysis of Financial Condition and Results of Operations. The Partnership accounts for its investment in 402 Julia using the equity method of accounting. The consolidated financial statements as of and for the three and nine months ended September 30, 2005 include the accounts and transactions of the Partnership and Portland Lofts after elimination of all inter-company accounts. The consolidated statements of operations for the three and nine months ended, and the consolidated statement of cash flows for the nine months ended, September 30, 2004 include the transactions of the Partnership, Portland Lofts and TCAMP (discontinued operations) after the elimination of all inter-company transactions. The consolidated statement of partners' equity (deficit) for the year ended December 31, 2004 includes the transactions of the Partnership and Portland Lofts for the twelve months ended December 31, 2004 and the transactions of TCAMP for the nine months ended September 30, 2004 (through the date of sale of the Partnership's 99% interest in TCAMP) after the elimination of all inter-company transactions.

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

The Partnership's allocable share of operating income and/or losses in 402 Julia is 65.33%. For the nine months ended September 30, 2005, 402 Julia recorded an economic occupancy of 81% for its residential units and an economic occupancy of 89% for its commercial space for a combined economic occupancy of 82%. For the nine months ended September 30, 2004, 402 Julia recorded an economic occupancy of 97% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 98%. 402 Julia has benefited from a relatively strong New Orleans market. During the third quarter of 2005, the property sustained damages from Hurricane Katrina totaling approximately $96,000 which has been accrued as a liability in the financial statements of 402 Julia at September 30, 2005. No insurance proceeds are expected, as the damages were below the insurance deductible. The damages are expected to be paid for with cash reserves and cash generated from operations of 402 Julia. In addition to the above damages, the September 2005 tenants' rents, totaling approximately $22,000, were waived. For the nine months ended September 30, 2005 and 2004, 402 Julia recorded net income (loss) of approximately $(108,700) and $20,500, respectively, which included depreciation and amortization for each of the nine month periods ended September 30, 2005 and 2004 of approximately $32,900.

For the nine months ended September 30, 2005, Portland Lofts recorded an economic occupancy of 87% for its residential units and an economic occupancy of 92% for its commercial space for a combined economic occupancy of 88%. For the nine months ended September 30, 2004, Portland Lofts recorded an economic occupancy of 86% for its residential units and an economic occupancy of 71% for its commercial space for a combined economic occupancy of 82%. For the nine months ended September 30, 2005, Portland Lofts recorded net income of approximately $109,400, which included depreciation and amortization of approximately $179,600. For the nine months ended September 30, 2004, Portland Lofts recorded net income of approximately $131,500, which included depreciation and amortization of approximately $179,700.

The Partnership recorded a consolidated net loss of approximately $295,200 for the nine months ended September 30, 2005, as compared to a consolidated net loss of approximately $256,100 for the nine months ended September 30, 2004. This increase in net loss was primarily caused by a decrease in equity in income of investee entity and an increase in other operating expenses at Portland Lofts, partially offset by the loss on discontinued operations in 2004 and an increase in revenue at Portland Lofts. The Partnership recorded a consolidated net loss of approximately $108,800 for the three months ended September 30, 2005, as compared to a consolidated net loss of approximately $112,000 for the three months ended September 30, 2004. This slight decrease in net loss was a result of the loss on discontinued operations in 2004 and an increase in revenue at Portland Lofts, partially offset by an increase in equity in loss from investee entity. Commercial occupancy increased at Portland Lofts elevating the rental revenue in 2005. Other operating expenses increased at Portland Lofts for the nine month ended September 30, 2005, compared to the same period in 2004, due to increases in painting and carpeting related to tenant turnover in the first six months and deck repairs in the second quarter of 2005. Equity in income (loss) of investee entity decreased

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                               SEPTEMBER 30, 2005
                                   (CONTINUED)

primarily as a result of the damages caused by Hurricane Katrina in the third quarter of 2005. Also, 402 Julia made repairs to its fire alarm system in the first quarter of 2005. Discontinued operation represents TCAMP's activity for the three and nine months ended September 30, 2004 (effective October 1, 2004 the Partnership sold its 99% interest in TCAMP).

The Partnership is required to comply with the Sarbanes-Oxley Act for its fiscal year ending December 31, 2007. The cost of compliance will be significant and will impact future operations. In addition to the internal costs of compliance, the Partnership's independent public accountants have estimated that future annual audit fees will increase significantly.

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

With respect to the Hurricane Katrina disaster, management feels that future apartment rentals will not be adversely affected as the New Orleans housing market demand is high. Normal operating expenses could rise due to possible increases in cost of goods, energy and labor rates, as a result of the high demand and short supply in the Gulf Coast region. Also, increases in real estate tax and property insurance expenses as a result of increased rates in the City of New Orleans are possible.

Future operations of the Partnership will be impacted by the expense of compliance with the Sarbanes-Oxley Act discussed above and the expected continuing rise in energy costs.

Item 3. Controls and Procedures.

The General Partner (performing similar functions of Chief Executive Officer and Chief Financial Officer) and Robert Gunn (President of GFI, performing similar functions of Financial Officer) have evaluated the effectiveness of the Partnership's disclosure controls and procedures as of September 30, 2005, and have determined there are sufficient internal controls in place for the Partnership, Portland Lofts and 402 Julia to effectively report all adjustments necessary in order to make the consolidated financial statements and footnotes not misleading. Management has not made any changes to the internal controls or in other factors that could significantly affect internal controls, subsequent to the date of our most recent evaluation.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           PART II - OTHER INFORMATION
                               SEPTEMBER 30, 2005

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

                                        HISTORIC PRESERVATION PROPERTIES 1989
                                        LIMITED PARTNERSHIP

                                        By: Boston Historic Partners Limited
                                            Partnership, General Partner

                                        By: Portfolio Advisory Services, Inc.,
                                            General Partner


Date: November 14, 2005                 By: /s/ Terrence P. Sullivan
                                            ------------------------------------
                                            Terrence P. Sullivan,
                                            President

                                       and


Date: November 14, 2005                 By: /s/ Terrence P. Sullivan
                                            ------------------------------------
                                            Terrence P. Sullivan,
                                            General Partner