Form 10KSB
period 2005-12-31
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 2006-03-09
CIK 839614

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	Annual Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                                          to
Commission File Number 33-24129
Historic Preservation Properties 1989 Limited Partnership
(Exact name of small business issuer in its charter)

Delaware	04-3021042

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21 Custom House Street, Ste 440, Boston, Massachusetts	02110

(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number, including area code: (617) 422-5815
Securities registered under Section 12(b) of the Act: None.
Securities registered under Section 12(g) of the Act: None.
Check whether the issuer is not required to file reports pursuant to Sections 13 or 15(d) of the Exchange Act.      ☐
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑     No ☐
Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.      ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☑
State issuer’s revenues for its most recent fiscal year. $1,462,629.
Voting and non-voting common equity held by non-affiliates of the registrant: Not Applicable.

          DOCUMENTS INCORPORATED BY REFERENCE

Part of the Form 10-KSB into which Incorporated	Document Incorporated by Reference

I	Prospectus of the registrant dated December 19, 1988 (the “Prospectus”).

III	The Prospectus.

HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
2005 FORM 10-KSB ANNUAL REPORT

PART I
Item 1. Description of Business
Historic Preservation Properties 1989 Limited Partnership (the Partnership), a Delaware limited partnership, was organized under the Delaware Revised Uniform Limited Partnership Act on September 1, 1988, for the purpose of investing in a diversified portfolio of real properties which qualified for rehabilitation tax credits (Rehabilitation Tax Credits) afforded by Section 47 of the Internal Revenue Code of 1986, as amended (the Code), and rehabilitating such properties (or acquiring such properties in the process of rehabilitation and completing such rehabilitation) in a manner intended to render the cost of such rehabilitation eligible for classification as “Qualified Rehabilitation Expenditures”, as such term is defined in the Code, and thus eligible for Rehabilitation Tax Credits. The Partnership was initially capitalized with contributions of $100 from its general partner and $100 from each of three initial limited partners. On September 2, 1988, the Partnership filed a Registration Statement on Form S-11, File Number 33-24129 (the Registration Statement), with the Securities and Exchange Commission (the Commission) with respect to the public offering of units of limited partnership interest (Units) in the Partnership. The Registration Statement, covering the offering of up to 100,000 Units at a purchase price of $1,000 per Unit (an aggregate of $100,000,000), was declared effective on December 19, 1988. The offering of Units terminated on December 29, 1989, at which time the Partnership had received gross offering proceeds of $26,588,000 from 2,505 investors.
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
The Partnership engages Gunn Financial, Inc., an unaffiliated Massachusetts Corporation, to provide asset management, accounting and investor services for an annual fee and reimburses all operating expenses of providing such services. From January 1, 2003 through June 30, 2005 the annual fee was $54,000 and effective July 1, 2005 the annual fee was reduced to $36,000. The agreement expires on the earlier of June 30, 2006 or the liquidation of the Partnership, as defined.
The Partnership’s only business is investing in and operating real properties for which the cost of rehabilitating such properties qualified for Rehabilitation Tax Credits. The Partnership does not expect to make any additional investments in new real estate; it will, however, invest cash flow from the properties in normal repairs and maintenance. Under the Partnership Agreement, the right to manage the business of the Partnership is vested solely in the General Partner, although the consent of a majority in interest of the Limited Partners is required for the sale at one time of all or substantially all of the Partnership’s assets and with respect to certain other matters. The Partnership’s investment objectives and policies are described on pages 28-36 of its Prospectus dated December 19, 1988 (the Prospectus) under the caption “Investment Objectives and Policies”, which description is incorporated herein by this reference. The Prospectus was filed with the Commission pursuant to Rule 424 (b) on January 5, 1989.
During the years ended December 31, 2005, 2004, and 2003, the Partnership had investments in two limited partnerships, 402 Julia Street Associates Limited Partnership (402 Julia) and Portland Lofts Associates Limited Partnership (Portland Lofts), through the ownership of general partnership interests. During the years ended December 31, 2004 and 2003, the Partnership also had an investment in a limited liability company through the ownership of a member interest. Effective October 1, 2004, the Partnership sold its 99% member interest in the limited liability company, The Cosmopolitan at Mears Park, LLC (TCAMP).
The limited partnerships are collectively referred to herein as the Investee Entities.
During the years ended December 31, 2005, 2004 and 2003, the Partnership consolidated the accounts and transactions of Portland Lofts and TCAMP (through September 30, 2004) with those of the Partnership. The Partnership accounts for its investment in 402 Julia using the equity method of accounting.
Significant decisions regarding 402 Julia require the approval of both the Partnership and the local general partner. In addition, 402 Julia has entered into various agreements with its local general partner (or their affiliates), to provide development, management and other services, for which the local general partner (or their affiliates), are paid fees by 402 Julia.
402 Julia is a Delaware limited partnership formed on July 25, 1989 to acquire, construct, rehabilitate, operate and manage a building with 24 residential units and approximately 3,900 net rentable square feet of commercial space located thereon at 402 Julia Street, New Orleans, Louisiana. The Partnership’s original investment in 402 Julia represented approximately 4% of the aggregate funds initially available for investment. The Partnership has a 65% ownership interest in 402 Julia.
402 Julia issued a mortgage note secured by the property with an original principal balance of $1,100,000, bearing interest at 6.69%, and amortizing over 30 years. The mortgage note has a yield maintenance prepayment penalty through May 2008. The mortgage note matures in August 2008 at which time the then unpaid principal balance of $936,939, assuming no prepayments, will be due.

The property is located in a competitive downtown market with several residential properties in the area. For the year ended December 31, 2005, 402 Julia recorded an economic occupancy of 81% for its residential units and an economic occupancy of 67% for its commercial space for a combined economic occupancy of 79%. For the year ended December 31, 2005, the average effective annual income for the residential space was approximately $8,086 per unit and for the commercial space was approximately $8.51 per square foot.
402 Julia leases residential units under either short-term operating leases or month-to-month arrangements. At December 31, 2005, approximately 21% of residential units are leased under month-to-month arrangements. 402 Julia also leases commercial units under either long-term operating leases or month-to-month arrangements. At December 31, 2005, 402 Julia has no long-term operating lease arrangements.
In November 2005, an unaffiliated third party made an offer to purchase the property for $1,800,000 (‘’the Offer’’). Under the 402 Julia partnership agreement, the Partnership exercised its right to cause to sell the property and gave notice to the local general partner of its intentions to sell. The local general partner exercised his right, under the 402 Julia partnership agreement, to purchase the property at the same price and terms as set forth in the Offer. On February 23, 2006, the property was sold to an affiliate of the local general partner.
Portland Lofts is a Delaware limited partnership formed on August 8, 1989 to acquire, construct, rehabilitate, operate and manage three buildings containing 89 residential units, and 29,250 square feet of ground floor commercial space, located at 555 Northwest Park Avenue in Portland, Oregon. The Partnership’s original investment in Portland Lofts represented approximately 21% of the aggregate funds initially available for investment. The Partnership has a 99.9% ownership interest in Portland Lofts.
Portland Lofts issued a mortgage note secured by the property with an original principal balance of $5,625,000, bearing interest at 9% amortizing over 25 years. The mortgage note has a yield maintenance prepayment penalty through its maturity date of July 2006 at which time the then unpaid principal balance of $4,654,082, assuming no prepayments, will be due.
The property is located in a competitive downtown market with several other residential properties in the area. For the year ended December 31, 2005, the economic occupancy of its residential units was 89% and the economic occupancy for its commercial space was 94% for a combined economic occupancy of 90%. For the year ended December 31, 2005, the average effective annual income for the residential space was $10,696 per unit and for the commercial space was approximately $13.23 per square foot.
Portland Lofts leases residential units under either short-term annual operating leases or month-to-month arrangements. At December 31, 2005,

approximately 75% of residential units are leased under month-to-month arrangements. Portland Lofts also leases commercial units principally under long-term operating leases as well as month-to-month arrangements.
At December 31, 2005, the schedule of commercial lease expirations for Portland Lofts is as follows:

				% of Gross
	Number of	Square	Annual	Annual Rents
Year	Tenants	Footage	Rent	For Portland Lofts
2006	2	2,015	$28,288	1.97%
2007	4	4,970	69,354	4.84%
2009	4	16,535	266,493	18.60%
2012	1	1,180	19,284	1.35%
TCAMP is a Delaware limited liability company formed to own, operate and manage a building containing 255 residential units and approximately 2,250 square feet of first floor commercial space located at 250 East Sixth Street in St. Paul, Minnesota. The Partnership’s original investment in the Cosmopolitan property represented approximately 39% of the aggregate funds initially available for investment. Effective October 1, 2004, the Partnership sold its 99% membership interest in TCAMP for $735,000.
The Partnership believes that the properties owned by Portland Lofts and 402 Julia are adequately insured.
Information regarding the tax depreciation of the properties owned at December 31, 2005 is as follows:

	Federal		Life
	Tax Basis	Method	(Years)
402 Julia
Building and Improvements	$1,325,133	SL	31.5

Portland Lofts
Building and Improvements	$3,070,699	SL	27.5
	43,252	SL	31.5
	587,334	SL	39.0

	$3,701,285

Information regarding the real estate taxes of the properties owned at December 31, 2005 is as follows:

Property	Rate	Real Estate Tax
402 Julia	$187.19/1,000	$7,668
Portland Lofts	19.23/1,000	145,640

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
With respect to the Hurricane Katrina disaster which occurred in August 2005 in the Gulf Coast region, management believes that future apartment rentals will not be adversely affected as a result of the shortage of existing housing units in the area. Normal operating expenses could rise due to possible increases in cost of goods, energy and labor rates as a result of high demand and short supply in the region. Also, increases in real estate tax and property insurance expenses as a result of increased rates in the City of New Orleans are possible.
The Partnership is required to report with the Commission annually Form 10-KSB and on a quarterly basis Forms 10-QSB. The public may read and copy any materials the Partnership files with the Commission at the SEC’s Public Reference Room at 450 Fifth St., NW, Washington, DC 20549 and you may obtain information about the Public Reference Room by calling the Commission at 1-800-SEC-0330. The Partnership files its reports electronically with the Commission and the Partnership’s reports can be downloaded at web site http://www.sec.gov.
Item 2. Description of Properties, Investment Policies, Description of Real Estate and Operating Data
Information required by this item under Regulation S-B has been included in Item 1, “Description of Business” and in Item 6, “Management’s Discussion and Analysis or Plan of Operation — Results of Operations”.

Item 3. Legal Proceedings
The Partnership is not party to, to the best knowledge of the General Partner, any material pending legal proceedings.
To the best knowledge of the General Partner, neither Portland Lofts Associates L.P. nor 402 Julia Street Associates L.P. are currently subject to any material pending legal proceedings.
Item 4. Submission of Matters to a Vote of Unit Holders.
No matters were submitted to a vote of Unit holders.

PART II
Item 5. Market for Registrant’s Units and Related Unit Holder Matters.
(a)	There is no established public market for the Units and no such market is expected to develop. Trading in the Units is limited and sporadic and occurs through private transactions.

(b)	As of March 1, 2006, there were 2,169 holders of Units.
The Amended and Restated Agreement of Limited Partnership (the Partnership Agreement) requires that any Cash Flow (as defined therein) be distributed quarterly to the investor limited partners (Limited Partners) in specified proportions and priorities and that Sale or Refinancing Proceeds (as defined therein) be distributed as and when available. For the years ended December 31, 2005 and 2004, no distributions of Cash Flow or Sale or Refinancing Proceeds were paid or accrued to the Limited Partners.
Item 6. Management’s Discussion and Analysis or Plan of Operation.
Special Note Regarding Forward-Looking Statements. Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words “believes,” “seeks,” “estimates,” and “should,” and variations of these words and similar expressions, are intended to identify these forward-looking statements. The Partnership’s actual results could differ materially from those anticipated in these forward-looking statements. Limited Partners, potential investors and other readers are urged to consider that factor and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are made as of the date of this report, and the Partnership undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.
Critical Accounting Policies. The SEC defines critical accounting policies as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.
The Company’s significant accounting policies are disclosed in the footnotes to the Partnership’s consolidated financial statements in Item 7 hereof. Management believes the following significant accounting policies also are considered critical accounting policies:
The Partnership capitalizes as investment in real estate the initial acquisition of property and equipment and those expenditures incurred that extend the useful life of the related assets. Expenditures for maintenance and repairs, including major repairs and replacements made as part of a periodic maintenance program to restore the assets repaired to substantially original condition, are expensed as incurred. During the year ended

December 31, 2005, the Partnership recorded as expenses approximately $51,800 of major repairs and maintenance costs incurred as part of a periodic maintenance program rather than capitalizing such expenditures.
The Partnership reviews its long-lived assets, including investment in real estate and its investment in investee entity, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is required to be recognized if the sum of the expected future cash flows, undiscounted and excluding interest expense, from the use and/or disposition of the asset is less than the carrying value of the asset. For the year ended December 31, 2005, the Partnership recognized an impairment loss of $106,000 on its investment in 402 Julia as discussed further below.
Plan of Operation. The Partnership terminated its offering of Units on December 29, 1989, at which time Limited Partners had purchased 26,588 Units, representing gross capital contributions of $26,588,000. Such amounts originally contributed represent 100% of the Limited Partners’ capital contributions after deduction of selling commissions, organizational and sales costs, acquisition fees and reserves. The Partnership does not expect to make any additional investments in new real estate; it will however invest cash flow from the properties in normal repairs and maintenance.
As of December 31, 2005, the Partnership had $504,513 of total cash and cash equivalents. The Partnership’s cash is used primarily to fund general and administrative expenses of managing the public fund. The Partnership’s source of short-term liquidity is from distributions received from Portland Lofts and the proceeds from the sale of 402 Julia’s real property. The Partnership has sufficient cash to meet its short-term operating needs.
The short-term liquidity of Portland Lofts depends on its ability to generate sufficient rental income to fund operating expenses and debt service requirements. Portland Lofts has stable operations and is expected to generate cash flow. The Partnership received distributions from Portland Lofts of $156,000 for each of the years ended December 31, 2005 and 2004.
Effective October 1, 2004, the Partnership sold its 99% membership interest in TCAMP for $735,000. The Partnership received distributions from TCAMP of $99,000 for the period from January 1, 2004 through September 30, 2004.
Subsequent to the year ended December 31, 2005, 402 Julia sold its real property to an affiliate of the local general partner of 402 Julia for $1,800,000, as further discussed below.
Cash flow generated from the Partnership’s investment property and the Partnership’s remaining share of the proceeds from the sale of 402

Julia’s real property not used for short-term liquidity needs is expected to be the source of future long-term liquidity.
Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Partnership accounts for its investment in 402 Julia using the equity method of accounting. The consolidated financial statements as of and for the year ended December 31, 2005 include the accounts of the Partnership and Portland Lofts Associates Limited Partnership (Portland Lofts) after elimination of all intercompany accounts. The consolidated statements of operations, partners’ equity (deficit) and cash flows for the year ended December 31, 2004 include the transactions of the Partnership and Portland Lofts for the twelve months ended December 31, 2004 and the transactions of TCAMP for the nine months ended September 30, 2004 (through the date of the sale of interest in TCAMP) after the elimination of all intercompany transactions. The Partnership and its consolidated entities are collectively referred to herein as HPP’89.
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
The Partnership’s allocable share of operating income and/or losses in 402 Julia is 65.33%. For the year ended December 31, 2005, 402 Julia recorded an economic occupancy of 81% for its residential units and an economic occupancy of 67% for its commercial space for a combined economic occupancy of 79%. For the year ended December 31, 2004, 402 Julia recorded an economic occupancy of 95% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 96%. Historically, 402 Julia has benefited from a relatively strong New Orleans market. During the third quarter of 2005, the property sustained damages from Hurricane Katrina totaling approximately $74,000, of which approximately $62,500 has been included in the accrued liabilities in the balance sheet of the Investee Entity at December 31, 2005. For the years ended December 31, 2005 and 2004, 402 Julia recorded net income (loss) of approximately ($81,800) and $12,700 respectively, which included depreciation and amortization for each of the years ended December 31, 2005 and 2004 of approximately $43,800.
In November 2005 an unaffiliated third party made an offer to purchase the property for $1,800,000 (“the Offer”). Under the 402 Julia partnership agreement, the Partnership exercised its right to cause to sell the property and gave notice to the local general partner of 402 Julia of its intentions to sell the land and building. The local general partner exercised his right, under the 402 Julia partnership agreement, to purchase the property at the same price and terms as set forth in “the Offer”. On February 23, 2006, 402 Julia sold its real property to an affiliate of the local general partner of 402 Julia for $1,800,000.
For the year ended December 31, 2005, Portland Lofts recorded an economic occupancy of 89% for its residential units and an economic occupancy of 94% for its commercial space for a combined economic occupancy of 90%. For the year ended December 31, 2004, Portland Lofts recorded an economic occupancy of 88% for its residential units and an economic occupancy of 75% for its commercial space for a combined economic occupancy of 84%. For the year ended December 31, 2005, Portland Lofts recorded net income of approximately $154,000, which included depreciation and amortization of approximately $240,000. For the year ended December 31, 2004, Portland Lofts recorded net income of approximately $111,900, which included depreciation and amortization of approximately $239,400.
TCAMP operated in the competitive lowertown district of St. Paul, Minnesota. Effective October 1, 2004, the Partnership sold its 99% membership interest in TCAMP for $735,000. For the period from January 1, 2004 through September 30, 2004, TCAMP had an economic occupancy of 84%. For the nine months ended September 30, 2004, TCAMP recorded a net loss of approximately $91,300, which included depreciation and amortization of $327,900.
The Partnership recorded a consolidated net loss of approximately $419,100 for the year ended December 31, 2005, as compared to consolidated net income of approximately $1,262,000 for the year ended December 31, 2004. This change was primarily caused by the sale of the Partnership’s interest in TCAMP effective October 1, 2004. The consolidated statement of operations for the year ended December 31, 2004 includes the operations of TCAMP (discontinued operations) through the third quarter of 2004. Also, included in discontinued operations for the year ended December 31, 2004 is the gain recognized by the Partnership related to the sale of its membership interest in TCAMP totaling approximately $1,674,000.
The Partnership’s revenue from continuing operations increased for the year ended December 31, 2005 by approximately $98,600 as compared to 2004 mainly due to an increase in commercial occupancy at Portland Lofts.
The Partnership’s real estate tax expense from continuing operations increased for the year ended December 31, 2005 by approximately $49,100 as compared to 2004 due to an increase in the taxable assessment in the land and building values at Portland Lofts. Portland Lofts appealed its initial assessment and was successful in reducing the taxable assessment by approximately 30%.
The Partnership recorded a decrease of approximately $167,700 from equity in income (loss) of investee entity for the year ended December 31, 2005 compared to the same period in 2004. The decrease is attributed to the impairment loss of $106,000 recognized by the

Partnership on its investment in 402 Julia and Hurricane Katrina, a category four hurricane, which devastated the gulf coast region in late August 2005. As mentioned above, 402 Julia sustained property damages of approximately $74,000 from the storm; no insurance proceeds are anticipated as the damage was below the deductible. 402 Julia expects that the damages will be paid for with cash reserves and cash generated from operations. In addition to the damages, the September 2005 tenants’ rents, totaling approximately $22,000, were waived. On February 23, 2006, 402 Julia sold its real property to an affiliate of the local general partner of 402 Julia for $1,800,000. As a result of the sale by 402 Julia of its real property and the operating and other activities subsequent to December 31, 2005 of 402 Julia through its anticipated dissolution, HPP’89 determined that future estimated cash flows would not be sufficient to recover the carrying value of its investment in 402 Julia. Consequently, HPP’89 recorded an impairment loss of $106,000 for the year ended December 31, 2005 relating to the excess of the carrying value of its investment in 402 Julia over its fair value.
The Partnership is required to comply with the Sarbanes-Oxley Act for its fiscal year ending December 31, 2007. The cost of compliance will be significant and could impact future operations. In addition to the internal costs of compliance, the Partnership’s independent public accountants have estimated that future annual audit fees will increase significantly.
Inflation and Other Economic Factors
Recent economic trends have kept inflation relatively low, although the Partnership cannot make any predictions as to whether recent trends will continue. The assets of the Partnership, principally investment in real estate, are highly leveraged in view of the fact that each Investee property is subject to a first mortgage loan. Operating expenses and rental revenue of the property is subject to inflationary and other economic factors. Low rates of inflation could result in slower rental rate increases, and to the extent that these factors are outpaced by increases in property operating expenses (which could arise as a result of general economic circumstances such as an increase in the cost of energy or fuel, or from local economic circumstances), the operations of the Partnership and its Investees could be adversely affected. Actual deflation in prices generally would, in effect, increase the economic burden of the mortgage debt service with a corresponding adverse effect.
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

Future operations of the Partnership could be impacted by the expense of compliance with the Sarbanes-Oxley Act discussed above and the expected continuing rise in energy costs.
Item 7. Financial Statements
See the Consolidated Financial Statements of the Partnership included as part of this Annual Report on Form 10-KSB beginning on page F-1.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 8A. Controls and Procedures.
The General Partner (performing similar functions of Chief Executive Officer and Chief Financial Officer) and Robert Gunn (President of GFI, performing similar functions of Financial Officer) have evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of December 31, 2005, and have determined there are sufficient internal controls in place for the Partnership, Portland Lofts and 402 Julia to effectively report all adjustments necessary in order to make the consolidated financial statements and footnotes not misleading. Management has not made any changes to the internal controls or in other factors that could significantly affect internal controls, subsequent to the date of our most recent evaluation.
Item 8B. Other Information.
               None.

PART III
Item 9. Director and Executive Officer of the Registrant.
          (a) Identification of Director and Executive Officer.
The following table sets forth the name and age of the director and executive officer of PAS and the offices held by such person.

Name	Office	Age
Terrence P. Sullivan	President and Director	59
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
Terrence P. Sullivan, 59, is the founder and sole shareholder of Boston Capital Planning, a financial consulting and real estate syndication firm, and its wholly-owned subsidiary, Boston Bay Capital, Inc. (Boston Bay Capital). Founded in 1979, Boston Bay Capital was an NASD-Registered broker/dealer specializing in placement of interests in real estate limited partnerships which own historic and restoration properties. From 1979 through December 31, 1986, Boston Bay Capital participated in the placement of limited partnership interests in 98 real estate programs, approximately 60 of which were historic rehabilitation or restoration partnerships, placing a total of approximately $140,000,000 in equity. In addition, Boston Bay Capital served as dealer manager in connection with the sale of Units of limited partnership interest in Historic Preservation Properties Limited Partnership, Historic Preservation Properties 1988 Limited Partnership, the Partnership, and Historic Preservation Properties 1990 L.P. Tax Credit Fund, four public programs sponsored by the General Partner and an affiliate of the General Partner. Such public programs sold an aggregate of approximately $82 million of Units of limited partnership interest. From 1972 to 1978, Mr. Sullivan was Tax Shelter coordinator for the Boston office of White, Weld & Co., Inc., an investment banking firm. Mr. Sullivan graduated from Worcester Polytechnic Institute in 1968 with a Bachelor of Science degree in Mechanical Engineering. He received a Masters in Business Administration from the University of Massachusetts (Amherst) in 1971.
          (b) Significant Employees.
None.
          (c) Family Relationships.
None.

          (d) Legal Proceedings.
None.
Item 10. Executive Compensation.
The director and executive officer of PAS and Boston Capital Planning receives no remuneration from the Partnership.
Under the Partnership Agreement, the General Partner and its affiliates are entitled to receive various fees, expense reimbursements, commissions, cash distributions, allocations of taxable income or loss and tax credits from the Partnership. The amounts of these items and the times at which they are payable to the General Partner and its affiliates are described on pages 13-15 and 36-39 of the Prospectus under the captions “Management Compensation” and “Cash Distributions and Net Profits and Net Losses”, respectively, which descriptions are incorporated herein by this reference.
There were no expense reimbursements paid or accrued, for the years ended December 31, 2005 and 2004.
For the years ended December 31, 2005 and 2004, the Partnership allocated to the General Partner unaudited taxable income (loss) of ($4,025) and $20,008, respectively.
Item 11. Unit Ownership of Certain Beneficial Owners and Management.
          (a) Unit Ownership of Certain Beneficial Owners.

Name and Address	Number of	Percent
of beneficial ownership	Units Held	of Class
Equity Resources Arlington Fund Limited Partnership
c/o Equity Resources Group, Inc.
44 Brattle Street
Cambridge, MA 02138	1,471	5.53%

Equity Resources Dover Fund Limited Partnership
c/o Equity Resources Group, Inc.
44 Brattle Street
Cambridge, MA 02138	510	1.92%
Pursuant to the Partnership Agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.
Under the Partnership Agreement, the right to manage the business of the Partnership is vested solely in the General Partner, although the consent of a majority in interest of the Limited Partners is required for the sale at one time of all or substantially all of the

Partnership’s assets and with respect to certain other matters. See Item 1 above for a description of the General Partner and its general partners.
          (b) Unit Ownership of Management.
No director or executive officer of PAS, Boston Capital Planning or their affiliates had any beneficial ownership of Units as of March 1, 2006. However, a former Vice President of Boston Capital Planning purchased 20 Units ($20,000) in the Partnership during 1989. No officer or director of PAS or Boston Capital Planning, nor any general partner of the General Partner, nor any of their respective affiliates, possesses the right to acquire Units.
          (c) Change in Control.
There exists no arrangement known to the Partnership which may at a subsequent date result in a change in control of the Partnership.
Item 12. Certain Relationships and Related Transactions.
None
Item 13. Exhibits and Reports on Form 8-K.
     (a) The following documents are filed as part of this report:
1.	Exhibits — The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

2.	Exhibit 31.1 — General Partner’s Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

3.	Exhibit 31.2 — Asset Manager’s Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarnanes-Oxley Act of 2002.

4.	Exhibit 32.1 — General Partner’s Certification Pursuant to Section 906 of the Sarnanes-Oxley Act of 2002.

5.	Exhibit 32.2 — Asset Manager’s Certification Pursuant to Section 906 of the Sarnanes-Oxley Act of 2002.
     (b) Reports on Form 8-K — None.
Item 14. Principal Accountant Fees and Services.
Aggregate fees billed to the Partnership for the fiscal years ended December 31, 2005 and 2004 by our principal accountant, Lefkowitz, Garfinkel, Champi & DeRienzo P.C. are as follows:

	2005	2004
Audit Fees (1)	$45,500	$51,500
Audit Related Fees	—	—
Tax Service Fees (2)	18,000	25,000
All Other Fees	—	—

(1)	Audit fees consist of fees for professional services rendered for the audit of HPP’89’s financial statements and review of financial statements included in HPP’89’s quarterly reports.

(2)	Tax services fees consist of compliance fees for the preparation of original tax returns.
Audit Committee Policies and Procedures
The Partnership, BHP as general partner of the Partnership, nor PAS as general partner of BHP does not have an audit committee.
Code of Ethics
PAS has adopted a code of ethics that applies to the President and Director of the general partner of the General Partner. The public may obtain a copy of PAS’s code of ethics upon written request without charge at Historic Preservation Properties 1989, LP, 21 Custom House Street, Ste. 440, Boston, MA 02110.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
HISTORIC PRESERVATION PROPERTIES 1989
                    LIMITED PARTNERSHIP
By: Boston Historic Partners Limited
      Partnership, General Partner
By: Portfolio Advisory Services,
    Inc., General Partner

Date:	March 9, 2006		By:	/s/ Terrence P. Sullivan
Terrence P. Sullivan,
President

and

Date:	March 9, 2006	By:	/s/ Terrence P. Sullivan
Terrence P. Sullivan,
General Partner
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title

Individual General Partner of Boston Historic Partners Limited Partnership and President, Principal Executive Officer and Director of Portfolio Advisory Services, Inc., General Partner of Boston Historic Partners Limited Partnership.
/s/ Terrence P. Sullivan
Terrence P. Sullivan

Date: March 9, 2006

Principal Financial and Principal Accounting Officer of Portfolio Advisory Services, Inc., General Partner of Boston Historic Partners Limited Partnership

/s/ Terrence P. Sullivan

Terrence P. Sullivan

Date: March 9, 2006

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.
An annual report will be furnished to unit holders subsequent to filing of this Form 10-KSB.

HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

ANNUAL REPORT ON FORM 10-KSB
Item 7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Partners
Historic Preservation Properties 1989 Limited Partnership
Boston, Massachusetts
We have audited the accompanying consolidated balance sheet of Historic Preservation Properties 1989 Limited Partnership (the Partnership) as of December 31, 2005, and the related consolidated statements of operations, partners’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Historic Preservation Properties 1989 Limited Partnership as of December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 in conformity with U. S. generally accepted accounting principles.
           /s/ Lefkowitz, Garfinkel, Champi & DeRienzo P.C.
Providence, Rhode Island
March 7, 2006

HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005

ASSETS
INVESTMENT IN REAL ESTATE
Land	$528,100
Buildings and improvements	6,739,758

7,267,858
Accumulated depreciation	(2,733,423)

4,534,435

INVESTMENT IN INVESTEE ENTITY	310,475

CASH AND CASH EQUIVALENTS
Real estate operating	249,259
Partnership	504,513

753,772

CASH, SECURITY DEPOSITS	23,704

OTHER ASSETS	232,686
DEFERRED COSTS, less accumulated amortization of $90,955	32,383

$5,887,455

LIABILITIES AND PARTNERS’ EQUITY

LIABILITIES
Mortgage note payable	$4,737,650
Accounts payable and accrued expenses	112,563
Security deposits	23,704

Total liabilities	4,873,917

COMMITMENTS (Note 5)

PARTNERS’ EQUITY
Limited Partners’ Equity — Units of Investor Limited Partnership Interest, $1,000 stated value per Unit-Issued and outstanding 26,588 units	1,234,738
General Partner’s Deficit	(221,200)

Total partners’ equity	1,013,538

$5,887,455

The accompanying notes are an integral part of these consolidated financial statements.

HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
REVENUE:
Rental income	$1,432,522	$1,339,845
Interest and other income	30,107	24,150

Total revenue	1,462,629	1,363,995

EXPENSES:
Operating and administrative	415,701	416,287
Property operating expenses:
Payroll services	77,630	77,337
Utilities	75,797	73,889
Real estate taxes	96,924	47,858
Other operating expenses	381,016	364,330
Depreciation and amortization	240,026	239,435

Total expenses	1,287,094	1,219,136

INCOME FROM CONTINUING OPERATIONS, BEFORE INTEREST EXPENSE	175,535	144,859

INTEREST EXPENSE	(431,983)	(443,561)

EQUITY IN INCOME (LOSS) OF INVESTEE ENTITY (INCLUDING LOSS ON IMPAIRMENT OF INVESTMENT OF $106,000 IN 2005) (NOTE 3)	(162,670)	5,036

LOSS FROM CONTINUING OPERATIONS	(419,118)	(293,666)

DISCONTINUED OPERATIONS, INCOME FROM OPERATIONS OF DISCONTINUED COMPONENT (INCLUDING GAIN ON DISPOSAL OF $1,674,090 IN 2004) (NOTE 3)	—	1,556,017

NET INCOME (LOSS)	$(419,118)	$1,262,351

NET INCOME (LOSS) ALLOCATED TO GENERAL PARTNER	$(4,191)	$12,624

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS	$(414,927)	$1,249,727

NET INCOME (LOSS) PER UNIT OF INVESTOR LIMITED PARTNERSHIP INTEREST, BASED ON 26,588 UNITS ISSUED AND OUTSTANDING:
Continuing operations	$(15.61)	$(10.93)

Discontinued operations	$—	$57.94

The accompanying notes are an integral part of these consolidated financial statements.

HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Units of
	Investor	Investor
	Limited	Limited	General
	Partnership	Partners’	Partner’s
	Interest	Equity	Deficit	Total
BALANCE, December 31, 2003	26,588	$399,938	$(229,633)	$170,305

Net income	—	1,249,727	12,624	1,262,351

BALANCE, December 31, 2004	26,588	1,649,665	(217,009)	1,432,656

Net loss	—	(414,927)	(4,191)	(419,118)

BALANCE, December 31, 2005	26,588	$1,234,738	$(221,200)	$1,013,538

The accompanying notes are an integral part of these consolidated financial statements.

HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(419,118)	$1,262,351
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	229,599	537,320
Amortization	10,427	29,999
Equity in (income) loss of Investee Entity	56,670	(5,036)
Loss on impairment of Investee Entity	106,000	—
Gain on disposal of discontinued component	—	(1,674,090)
Decrease (increase) in other assets	(109,199)	19,272
Increase (decrease) in accounts payable and accrued expenses	(16,274)	30,907
Decrease in security deposits, net	—	8,226

Net cash provided by (used in) operating activities	(141,895)	208,949

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of interest in TCAMP	—	735,000
Capital expenditures — building improvements	(15,316)	—
Increase in escrow deposits, net	—	(131,479)
Payments of deferred costs	(28,599)	—
Transfer of cash to purchaser of interest in TCAMP	—	(532,568)

Net cash provided (used) in investing activities	(43,915)	70,953

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of mortgage principal	(133,473)	(233,791)

Cash used in financing activities	(133,473)	(233,791)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(319,283)	46,111

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,073,055	1,026,944

CASH AND CASH EQUIVALENTS, END OF PERIOD	$753,772	$1,073,055

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$432,984	$1,249,421

The accompanying notes are an integral part of these consolidated financial statements.

HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(1)	Organization and General Partner — BHP
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
Boston Historic Partners Limited Partnership (BHP), a Massachusetts limited partnership, is the general partner of the Partnership. BHP was formed in November 1986 for the purpose of organizing, syndicating and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships). As of December 31, 2005, BHP had established three such partnerships, including the Partnership.
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
The consolidated financial statements as of and for the year ended December 31, 2005 include the accounts and transactions of the Partnership and Portland Lofts Associates Limited Partnership (Portland Lofts) after elimination of all inter-company accounts. The consolidated statements of operations, partners’ equity (deficit) and cash flows for the year ended December 31, 2004 include the transactions of the Partnership and Portland Lofts for the twelve months ended December 31, 2004 and TCAMP for the nine months ended September 30, 2004 (through the date of sale of interest in TCAMP) after the elimination of all intercompany transactions.
The Partnership and its investee entities are collectively referred to herein as HPP’89.
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
Expenditures attributable to the Partnership’s investments (primarily evaluation and acquisition fees and interest expense incurred during construction periods) are treated as additional investment basis and are amortized on a straight-line basis over the estimated life of the investee assets (40 years).

HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005
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
HPP’89 reviews property and equipment held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows, undiscounted and excluding interest expense, from the use of the asset is less than the carrying value of the asset.
Cash, Cash Equivalents and Concentration of Credit Risk
HPP’89 considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2005, cash equivalents totaled $654,007.
At December 31, 2005, HPP’89 had $533,684 of cash and cash equivalents on deposit in banks in excess of amounts insured by the Federal Deposit Insurance Corporation. Also at December 31, 2005, HPP’89 had $37,158 of Massachusetts’ municipal money market funds, which are not insured or guaranteed.
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
DECEMBER 31, 2005
(3)	Investments in Real Estate and Investee Entity, and Discontinued Operations
The Investee Entity’s agreement, in general, provides for a sharing of management duties and decisions among the Partnership and the local general partner. Significant Investee Entity decisions require the approval of both the Partnership and the local general partner. In addition, the Investee Entity has entered into various agreements with its local general partner (or its affiliates), to provide development, management and other services, for which the local general partner (or its affiliates), are paid fees by 402 Julia Street Associates Limited Partnership.
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
Effective October 1, 2004, the Partnership sold its 99% interest in TCAMP to HPP LLC, an unrelated Massachusetts limited liability company (a company related to Gunn Financial Incorporated through common ownership), for $735,00 in cash. Financial information related to the Partnership’s investment in TCAMP has been reported as discontinued operations for year ended December 31, 2004. The Partnership recorded a gain of $1,674,090 on the sale of its interest in TCAMP for the year ended December 31, 2004. Total revenue for TCAMP, for the nine months ended September 30, 2004 (through the date of sale of interest in TCAMP) reported within discontinued operations totaled $2,124,980. Net loss for TCAMP, for the nine months ended September 30, 2004 reported within discontinued operations totaled $91,270. Interest expense incurred by TCAMP, for the nine months ended September 30, 2004 reported within discontinued operations totaled $722,793.
Portland Lofts Associates Limited Partnership (Portland Lofts) is a Delaware limited partnership formed on August 8, 1989 to acquire, construct, rehabilitate, operate and manage three buildings containing 89 residential units and 29,250 square feet of ground floor commercial space, located at 555 Northwest Park Avenue in Portland, Oregon. Profits and losses are allocated, and cash distributions are made, to the partners in accordance with Portland Lofts’ Partnership Agreement.
402 Julia Street Associates Limited Partnership (402 Julia) is a Delaware limited partnership formed on July 25, 1989 to acquire, construct, rehabilitate, operate and manage a building containing 24 residential units and approximately 3,900 net rentable square feet of commercial space located at 402 Julia Street, New Orleans, Louisiana.
On September 16, 1993, the Partnership sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. The Partnership’s percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale require annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. At December 31, 2005, the remaining uncollected payments total $46,500, which are secured by the interest sold to the developer general partner, and are included in other assets.
Under the equity method of accounting, the Partnership recorded income (loss) from the 402 Julia Investment of $(53,418) and $8,288, respectively, and amortization expense of $3,252, for the years ended December 31, 2005 and 2004.

HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005
(3)	Investments in Real Estate and Investee Entity, and Discontinued Operations (continued)
On February 23, 2006, 402 Julia sold its real property to an affiliate of the local general partner of 402 Julia (the local general partner of 402 Julia exercised his right of first refusal) for $1,800,000. As a result of the sale by 402 Julia of its real property and the operating and other activities subsequent to December 31, 2005 of 402 Julia through its anticipated dissolution, HPP’89 determined that future estimated cash flows would not be sufficient to recover the carrying value of its investment in 402 Julia. Consequently, HPP’89 recorded an impairment loss of $106,000 for the year ended December 31, 2005 relating to the excess of the carrying value of its investment in 402 Julia over its fair value.
The summary balance sheet as of December 31, 2005, and summary statements of operations for the years ended December 31, 2005 and 2004, of the Investee Entity are as follows:
SUMMARY BALANCE SHEET
DECEMBER 31, 2005
ASSETS

Investment property held for sale, net	$1,082,006
Cash and cash equivalents	268,774
Cash equivalents, security deposits	21,029
Other assets, less accumulated amortization of $30,764	85,813

Total assets	$1,457,622

LIABILITIES AND PARTNERS’ EQUITY

Liabilities:
Mortgage note payable	$991,528
Other liabilities	97,420

Total liabilities	1,088,948

Partners’ equity:
HPP’89	366,532
Other partners	2,142

Total partners’ equity	368,674

Total liabilities and partners’ equity	$1,457,622

SUMMARY STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Revenue:
Rental revenue	$227,256	$266,916
Interest and other income	12,549	14,522

Total revenue	239,805	281,438

Expenses:
Operating expenses	136,816	156,850
Depreciation and amortization	43,832	43,832
Interest expense	66,895	68,069
Loss from hurricane damage	74,028	—

Total expenses	321,571	268,751

Net income (loss)	$(81,766)	$12,687

Net income (loss) allocated to HPP’89	$(53,418)	$8,288

Net income (loss) allocated to other partners	$(28,348)	$4,399

(4)	Mortgage Note Payable
Portland Lofts’ mortgage note payable bears interest at 9%, amortizes over a 25-year schedule, requires monthly payments of principal and interest of $47,205, and matures on July 1, 2006, at which time all unpaid principal and interest is due. The mortgage note payable is secured by Portland Lofts’ property, rents and assignment of leases.

HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005
(5)	Related Party Transaction and Commitments
TCAMP entered into a management agreement with Claremont Management II Limited Liability Company (CMLLC) to manage the property. The sole shareholder of CMLLC is related to the other member of TCAMP. The management agreement required the payment of a management fee of 3% of gross receipts, as defined in the agreement, plus the reimbursement of all CMLLC’s costs of providing these services. Management fees under the management agreement totaled $63,177 for the nine months ended September 30, 2004. Expense reimbursements to CMLLC for the nine months ended September 30, 2004 totaled $260,444.
Portland Lofts entered into a management agreement with an unrelated party to manage the property for a fee of 3% of the gross receipts as defined in the agreement. The agreement expires July 1, 2006 and automatically renews thereafter on an annual basis, unless terminated earlier as provided for in the agreement.
The Partnership engages Gunn Financial, Incorporated (GFI), an unaffiliated Massachusetts corporation, to provide accounting, asset management and investor services. GFI provides such services for an annual management fee plus reimbursement of all its costs of providing these services. Through June 30, 2005, the annual fee was $54,000, however, effective July 1, 2005 the annual fee was reduced to $36,000. The agreement expires on the earlier of June 30, 2006 or liquidation of the Partnership, as defined. For the years ended December 31, 2005 and 2004, GFI was reimbursed $263,068 and $241,185, respectively, for operating costs.
The Partnership and TCAMP were committed to pay the principal of GFI $5,000 per month for direct mortgage services and operational management provided by him for TCAMP. The agreement continued in effect until October 1, 2004 (the date of sale of the Partnership’s 99% interest in TCAMP).
(6)	Casualties
During the third quarter of 2005, the Investee Entity’s property sustained damages from Hurricane Katrina. At December 31, 2005, $62,500 has been accrued as a liability in the balance sheet of the Investee Entity related to the estimated property damage. It is expected that the damages will be paid for with cash reserves and cash generated from operations of the Investee Entity. The Partnership does not anticipate receiving any insurance proceeds as the damage was below the deductible. In addition to the above damages, the September 2005 tenants’ rents, totaling approximately $22,000, were waived.
(7)	Minimum Future Rentals under Operating Leases
Portland Lofts rents space to commercial tenants under operating leases of varying terms expiring through 2012. As of December 31, 2005, Portland Lofts had entered into eleven commercial leases covering 85% of the building’s net rentable commercial space (unaudited) and four commercial month-to-month leases. For the year ended December 31, 2005, two commercial tenants comprised approximately 42% of total rental income under non-cancelable commercial leases.
At December 31, 2005, minimum future rentals, excluding reimbursement of real estate taxes and certain operating expenses, to be received under non-cancelable commercial leases are as follows:

Year Ending December 31,	Amount
2006	$367,222
2007	346,471
2008	285,777
2009	221,697
2010	19,284
Thereafter	30,533

HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005
(7)	Minimum Future Rentals under Operating Leases (continued)
In most cases, management expects that in the normal course of business, commercial leases will be renewed or replaced by other leases and month-to-month arrangements will be continued or replaced by other leases.
(8)	Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, cash security deposits, other assets, accounts payable and accrued expenses, and security deposits at December 31, 2005 approximate their fair values due to their short maturities. The fair value of the mortgage note payable at December 31, 2005 approximates its carrying amount based on the interest rates available for similar financing arrangements. All financial instruments are held for non-trading purposes.

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Historic Preservation Properties 1989 Limited Partnership
EXHIBITS

HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
Index to Exhibits

Exhibit No.	Title of Documents

3(a)	Certificate of Limited Partnership of Historic Preservation Properties 1989 Limited Partnership dated as of August 30, 1988 (filed as an exhibit to the Partnership’s Registration Statement of Form S-11, File No. 33-24129, and incorporated herein by this reference).

3(b)	Agreement of Limited Partnership of Historic Preservation Properties 1989 Limited Partnership dated as of August 30, 1988 (filed as an exhibit to the Partnership’s Registration Statement on Form S-11, File No. 33-24129, and incorporated herein by this reference).

3(c)	Amended and Restated Agreement of Limited Partnership of Historic Preservation Properties 1989 Limited Partnership dated as of December 19, 1988, as currently in effect, other than amendments thereto which provide solely for the admission or withdrawal of investors as limited partners of the Partnership (filed as an exhibit to the Partnership’s Registration Statement of Form S-11, File No. 33-2419, and incorporated herein by this reference).

4(a)	See Exhibits 3(a), 3(b) and 3(c).

10(a)	Sales Agency Agreement between Historic Preservation Properties 1989 Limited Partnership and Boston Bay Capital, Inc., dated December 19, 1989 (filed as Exhibit No. 10(a) to the Partnership’s Form 10-K as of December 31, 1989 and incorporated herein by this reference).

10(b)	Escrow Deposit Agreement between Historic Preservation Properties 1989 Limited Partnership and Wainwright Bank and Trust Company dated December 19, 1989 (filed as Exhibit No. 10(b) to the Partnership’s Form 10-K as of December 31, 1989 and incorporated herein by this reference).

10(c)	Documents relating to the acquisition of a general partnership interest in Jenkins Court Associates Limited Partnership (filed as part of Post-Effective Amendment No. 1 to the Partnership’s Registration Statement of Form S-11, File No. 33-24129, and incorporated herein by this reference).

10(d)	Documents relating to the acquisition of a general partnership interest in Portland Lofts Associates Limited Partnership

(filed as part of Post-Effective Amendment No. 2 to the Partnership’s Registration Statement on Form S-11, File No. 33-24129, and incorporated herein by this reference).

10(e)	Documents relating to the acquisition of a general partnership interest in 402 Julia Street Associates Limited Partnership (filed as a part of Post-Effective Amendment No. 2 to the Partnership’s Registration Statement on Form S-11, File No. 33024129, and incorporated by this reference).

10(f)	Documents relating to the acquisition of the Cosmopolitan Building, St. Paul, Minnesota.

I.	Purchase and Sale Agreement between Historic Landmarks Realty Growth Fund: The Cosmopolitan (the “Seller”), as Seller, and Historic Preservation Properties 1989 Limited Partnership (the “Partnership”), as Buyer, dated as of July 14, 1989 (filed as part of Post-Effective Amendment No. 2 to the Partnership’s Registration Statement on Form S-11, File No. 33-24129, and incorporated herein by this reference).

II.	Amendment to Purchase and Sale Agreement dated September, 1989, between the Seller and the Partnership (filed as Exhibit No. 10(f) to the Partnership’s Form 10-K as of December 31, 1989 and incorporated herein by this reference).

III.	Loan Agreement dated December 18, 1989 between the Partnership and Meritor Savings Bank (filed as Exhibit No. 10(f) to the Partnership’s Form 10-K as of December 31, 1989 and incorporated herein by this reference).

IV.	Allonge to First Loan Note and Second Loan Note dated December 18, 1989, between the Partnership and Meritor Savings Bank (filed as Exhibit No. 10(f) to the Partnership’s Form 10-K as of December 31, 1989 and incorporated herein by this reference).

V.	Mortgage, Security Agreement, Modification, Consolidation and Amendment Agreement dated December 18, 1989, between the Partnership and Meritor Savings Bank (filed as Exhibit No. 10(f) to the Partnership’s Form 10-K as of December 31, 1989 and incorporated herein by this reference).

VI.	Security Agreement dated December 18, 1989 between the Partnership and Meritor Savings Bank (filed as Exhibit No. 10(f) to the Partnership’s Form 10-K as of December 31, 1989 and incorporated herein by this reference).

VII.	Assignment of Leases, Consolidation and Modification Agreement dated December 18, 1989 between the Partnership and Meritor Savings Bank (filed as Exhibit No. 10(f) to the Partnership’s Form 10-K as of December 31, 1989 and incorporated herein by this reference).

VIII.	Assignment of Depository accounts dated December 18, 1989 between the Partnership and Meritor Savings Bank (filed as Exhibit No. 10(f) to the Partnership’s Form 10-K as of December 31, 1989 and incorporated herein by this reference).

IX.	Assignment and Subordination of Management and Leasing Consolidation and Modification Agreement dated December 18, 1989 between the Partnership and Meritor Savings Bank (filed as Exhibit No. 10(f) to the Partnership’s Form 10-K as of December 31, 1989 and incorporated herein by this reference).

X.	Management and Leasing Agreement dated as of October 17, 1989 between the Partnership and McKenna Management Associates (filed as Exhibit 10(f) to the Partnership’s Form 10-K as of December 31, 1989 and incorporated herein by this reference).

10(g)	Documents relating to $400,000 loan to Portland Lofts Associated Limited Partnership

I.	Promissory Note, dated December 29, 1989, delivered by Portland Lofts Associates Limited Partnership to Capital Consultants, Inc. (filed as Exhibit 10(g) to the Partnership’s Form 10-K as of December 31, 1989 and incorporated herein by this reference).

II.	Deed of Trust and Security Agreement dated December 29, 1989, between Portland Lofts Associates Limited Partnership and Capital Consultants, Inc. (filed as Exhibit No. 10(g) to the Partnership’s Form 10-K as of December 31, 1989 and incorporated herein by this reference).

III.	Assignment of Surplus dated December 29, 1989, delivered by Joseph W. Angel II and Lynne I. Angel to Capital Consultants, Inc. (filed as Exhibit No. 10(g) to the Partnership’s Form 10-K as of December 31, 1989 and incorporated herein by this reference).

IV.	Guaranty of Note and Deed of Trust dated December 29, 1989, delivered by Joseph W. Angel II and Dennis M. Gilman to Capital Consultants, Inc. (filed as Exhibit No. 10(g) to the Partnership’s Form 10-K as of December 31, 1989 and incorporated herein by this reference).

10(h)	Management Agreement dated August 20, 1989 between Portland Lofts Associates Limited Partnership and Great Northwest Management (filed as Exhibit No. 10(h) to the Partnership’s

Form 10-K as of December 31, 1989 and incorporated herein by this reference).

10(i)	Documents relating to Settlement of Fleet National Bank Loan to Jenkins Court Associates Limited Partnership (all dated as of February 7, 1991).

I.	Settlement Agreement between Fleet National Bank (“Fleet”) and Jenkins Court Associates Limited Partnership (“Jenkins Court”) (filed as Exhibit No. 10(i) to the Partnership’s Form 10-K as of December 31, 1991 and incorporated herein by this reference).

II.	Agreement between Fleet and Jenkins Court (filed as Exhibit No. 10(i) to the Partnership’s Form 10-K as of December 31, 1991 and incorporated herein by this reference).

III.	$250,000 Promissory Note of Jenkins Court (filed as Exhibit No. 10(i) to the Partnership’s Form 10-K as of December 31, 1991 and incorporated herein by this reference).

IV.	$20,820,000 Amended and Restated Promissory Note of Jenkins Court (filed as Exhibit No. 10(i) to the Partnership’s Form 10-K as of December 31, 1991 and incorporated herein by this reference).

V.	Open End Mortgage Modification Agreement between Fleet and Jenkins Court (filed as Exhibit No. 10(i) to the Partnership’s Form 10-K as of December 31, 1991 and incorporated herein by this reference).

VI.	Assignment Modification Agreement between Fleet and Jenkins Court (filed as Exhibit No. 10(i) to the Partnership’s Form 10-K as of December 31, 1991 and incorporated herein by this reference).

10(j)	Documents relating to Amended Settlement of Fleet Loan to Jenkins Court (all dated as of January 29, 1992).

I.	First Amended and Restated Settlement Agreement between Fleet and Jenkins Court (filed as Exhibit No. 10(j) to the Partnership’s Form 10-K as of December 31, 1991 and incorporated herein by this reference).

II.	First Allonge to Amended and Restated Promissory Note of Jenkins Court (filed as Exhibit No. 10(j) to the Partnership’s Form 10-K as of December 31, 1991 and incorporated herein by this reference).

III.	Open End Mortgage Modification Agreement between Fleet and Jenkins Court (filed as Exhibit No. 10(j) to the Partnership’s Form 10-K as of December 31, 1991 and incorporated herein by this reference).

IV.	Assignment Modification Agreement between Fleet and Jenkins Court (filed as Exhibit No. 10(j) to the Partnership’s Form 10-K as of December 31, 1991 and incorporated herein by this reference).

V.	Closing Letter between Fleet and Jenkins Court (filed as Exhibit No. 10(j) to the Partnership’s Form 10-K as of December 31, 1991 and incorporated herein by this reference).

10(k)	Agreement for Extension of Debt and Related Matters between Security Pacific Bank Oregon, Portland Lofts Associates Limited Partnership and Joseph W. Angel, II dated May 7, 1991 (filed as Exhibit No. 10(k) to the Partnership’s Form 10-K as of December 31, 1991 and incorporated herein by this reference).

10(l)	Second Amended and Restated Settlement Agreement between Fleet and Jenkins Court (filed as Exhibit No. 10(l) to the Partnership’s Form 10-K as of December 31, 1992 and incorporated herein by this reference).

10(m)	Documents relating to the Amended $6,800,000 Construction Loan to Portland Lofts Associates Limited Partnership (all dated as of March 31, 1992).

I.	Promissory Note of Portland Lofts to Security Pacific Bank Oregon (Security Pacific) (now Bank of America) (filed as Exhibit No. 10(m) to the Partnership’s Form 10-K as of December 31, 1992 and incorporated herein by this reference).

II.	Deed of Trust and Security Agreement between Portland Lofts and Security Pacific (filed as Exhibit No. 10(m) to the Partnership’s Form 10-K as of December 31, 1992 and incorporated herein by this reference).

III.	Assignment of Leases and Conditional Assignment of Rentals by Portland Lofts to Security Pacific (filed as Exhibit No. 10(m) to the Partnership’s Form 10-K as of December 31, 1992 and incorporated herein by this reference).

IV.	Guarantees of Note and Deed of Trust delivered by East Bank Development, Inc., Joseph W. Angel, II, Dennis M. Gilman and Martin J. Soloway to Security Pacific (filed as Exhibit No. 10(m) to the Partnership’s Form 10-K as of December 31, 1992 and incorporated herein by this reference).

V.	Arbitration Agreement between Portland Lofts and Security Pacific (filed as Exhibit No. 10(m) to the

Partnership’s Form 10-K as of December 31, 1992 and incorporated herein by this reference).

10(n)	Management Agreement dated April 1, 1992 between Portland Lofts Associates Limited Partnership and C & R Realty (filed as Exhibit No. 10(n) to the Partnership’s Form 10-K as of December 31, 1992 and incorporated herein by this reference).

10(o)	Documents relating to the sale of a portion of the general partnership interest in 402 Julia Street Associates Limited Partnership (all dated September 16, 1993)

I.	Second Amendment to the Amended and Restated Agreement of Limited Partnership of 402 Julia Street Associates Limited Partnership (filed as Exhibit No. 10(o) to the Partnership’s Form 10-K as of December 31, 1993 and incorporated herein by this reference).

II.	Assignment and Assumption Agreement between the Partnership, and Henry M. Lambert and R. Carey Bond. (filed as Exhibit No. 10(o) to the Partnership’s Form 10-K as of December 31, 1993 and incorporated herein by this reference).

III.	Security Agreement between the Partnership, and Lambert and Bond (filed as Exhibit No. 10(o) to the Partnership’s Form 10-K as of December 31, 1993 and incorporated herein by this reference).

10(p)	Agreement for Extension of Loan from Fleet Bank to Jenkins Court Associates Limited Partnership (dated as of June 15, 1993) (filed as Exhibit No. 10(p) to the Partnership’s Form 10-K as of December 31, 1993 and incorporated herein by this reference).

10(q)	Agreement for Extension of Loan from Capital Consultants, Inc. to Portland Lofts Associates Limited Partnership (dated January 3, 1994) (filed as Exhibit No. 10(q) to the Partnership’s Form 10-K as of December 31, 1993 and incorporated herein by this reference).

10(r)	Documents relating to the $15,000 loan to Portland Lofts Associates Limited Partnership (all dated March 2, 1992)

I.	Rehabilitation Loan Agreement between Portland Lofts and the City of Portland (acting by and through the Portland Development Commission) (filed as Exhibit No. 10(r) to the Partnership’s Form 10-K as of December 31, 1993 and incorporated herein by this reference).

II.	Promissory Note between Portland Lofts and the City of Portland (acting by and through the Portland Development Commission) (filed as Exhibit No. 10(r) to the Partnership’s Form 10-K as of December 31, 1993 and incorporated herein by this reference).

III.	Trust Deed between Portland Lofts and the City of Portland (acting by and through the Portland Development Commission) (filed as Exhibit No. 10(r) to the Partnership’s Form 10-K as of December 31, 1993 and incorporated herein by this reference).

10(s)	Documents relating to the settlement of amounts payable between Portland Lofts and Richard E. Ragland, AIA

I.	Letter of agreement signed by Portland Lofts and Ragland (dated March 17, 1994) (filed as Exhibit No. 10(s) to the Partnership’s Form 10-K as of December 31, 1993 and incorporated herein by this reference).

II.	Promissory Note between Portland Lofts and Ragland (dated February 22, 1994) (filed as Exhibit No. 10(s) to the Partnership’s Form 10-K as of December 31, 1993 and incorporated herein by this reference).

III.	Release of Claims between Portland Lofts and Ragland (dated February 22, 1994) (filed as Exhibit No. 10(s) to the Partnership’s Form 10-K as of December 31, 1993 and incorporated herein by this reference).

IV.	Release of All Claims between Ragland and Portland Lofts (dated March 1, 1994) (filed as Exhibit No. 10(s) to the Partnership’s Form 10-K as of December 31, 1993 and incorporated herein by this reference).

10(t)	Documents relating to the amendment of loan documents by and between Historic Preservation Properties 1989 Limited Partnership and Mellon Bank, N.A. (all dated December 28, 1994, but executed January 4, 1995), (filed as Exhibit 10(t) to the Partnership’s Form 10-K as of December 31, 1994 and incorporated herein by the reference).

I.	First Amendment to Note Mortgage and Assignment of Leases.

II.	Second Amendment to Loan Agreement

III.	Letter Agreement on Payment of Legal Fees

10(u)	Letter Agreement on Management Functions by and between Historic Preservation Properties 1989 Limited Partnership and Jenkins Court Investors Limited Partnership (dated September 8, 1994), (filed as Exhibit 10(u) to the Partnership’s Form 10-K as of December 31, 1994 and incorporated herein by this reference).

10(v)	Stipulation of Settlement, and Transfer Deed, dated August 31, 1995, by and among Jenkins Court Associates Limited Partnership, Miles S. Katzen, Jenkins Court Investors Limited Partnership, MSK Associates, Inc., Jane Katzen, Frank Seidman, the Jane II Corporation and Jenkins Court Pennsylvania L.P, (filed as Exhibit 10(v) to the Partnership’s Form 10-K as of December 31, 1995 and incorporated herein by this reference).

10(w)	Asset Management Agreement, dated October 1, 1995, by and among Historic Preservation Properties Limited Partnership, Historic Preservation Properties 1988 Limited Partnership, Historic Preservation Properties 1989 Limited Partnership, Historic Preservation Properties 1990 L.P. Tax Credit Fund and Claremont Management Corporation, (filed as Exhibit 10(w) to the Partnership’s Form 10-K as of December 31, 1995 and incorporated herein by this reference).

10(x)	Property Management Agreement, dated November 1, 1995, by and between Historic Preservation Properties 1989 L.P. and Claremont Management Corporation, (filed as Exhibit 10(x) to the Partnership’s Form 10-K as of December 31, 1995 and incorporated herein by this reference).

10(y)	First Amendment to Loan Documents, dated June 1, 1995, by and between Portland Lofts Associates Limited Partnership and Capital Consultants, Inc., (filed as Exhibit 10(y) to the Partnership’s Form 10-K as of December 31, 1995 and incorporated herein by this reference).

10 (z)	Documents relating to the organization and management of The Cosmopolitan at Mears Park, LLC. 1996 (filed as Exhibit 10(z) to the Partnership’s Form 10-K as of December 31, 1996 and incorporated herein by this reference).

I.	Operating Agreement of the Cosmopolitan at Mears Park, LLC, dated March 15, 1996 (filed as Exhibit 10(z) to the Partnership’s Form 10-K as of December 31, 1996 and incorporated herein by this reference).

II.	Management Agreement between The Cosmopolitan at Mears Park, LLC and Claremont Management Corporation, dated March 20, 1996 (filed as Exhibit 10 (z) to the Partnership’s Form 10-K as of December 31, 1996 and incorporated herein by this reference).

10	(z) to the Partnership’s Form 10-K as of December 31, 1996 and incorporated herein by this reference).
10 (aa)	Documents relating to the refinancing of The Cosmopolitan at Mears Park, LLC Mortgage Debt. (filed as Exhibit 10 (aa) to the Partnership’s Form 10-K as of December 31, 1996 and incorporated herein by this reference).
I.	Promissory Note between the Cosmopolitan at Mears Park, LLC and Heller Financial, Inc., dated March 20, 1996 (filed as Exhibit 10 (aa) to the Partnership’s Form 10-K as of December 31, 1996 and incorporated herein by this reference).

II.	Mortgage, Assignment of Rents and Security Agreement between the Cosmopolitan at Mears Park, LLC and Heller Financial, Inc., dated March 20, 1996 (filed as Exhibit 10 (aa) to the Partnership’s Form 10-K as of December 31, 1996 and incorporated herein by this reference).

III.	Letter Agreement between Patrick Carney and Heller Financial regarding Personal Liability for carve-outs to non-recourse language dated March 20, 1996 (filed as Exhibit 10 (aa) to the Partnership’s Form 10-K as of December 31, 1996 and incorporated herein by this reference).
10 (bb)	Settlement Agreement of the Amended Construction Loan to Portland Lofts Associates, L.P., (Amended Construction Loan Agreement filed as Exhibit No. 10(m) to the Partnership’s Form 10-K as of December 31, 1992) (filed as Exhibit 10 (bb) to the Partnership’s Form 10-K as of December 31, 1996 and incorporated herein by this reference).

10 (cc)	Documents relating to the refinancing of the Portland Lofts Associates, L.P. Mortgage Debt, (all dated as of June 20, 1996).
I.	Promissory Note between Portland Lofts Associates, L.P. and Bank of America Oregon (filed as Exhibit 10 Form 10-K as of December 31, 1996 and incorporated herein by this reference).

II.	The Standing Loan Agreement between Portland Lofts Associates, L.P. and Bank of America Oregon (filed as Exhibit 10 (cc) to the Partnership’s Form 10-K as of December 31, 1996 and incorporated herein by this reference).

III.	The Deed of Trust, with Assignment of Rents, Security Agreement and Fixture Filing between Portland Lofts Associates, L.P. and Bank of America

Oregon (filed as Exhibit 10 (cc) to the Partnership’s Form 10-K as of December 31, 1996 and incorporated herein by this reference).
IV.	The Payment Guaranty between Joseph W. Angel, II and Bank of America Oregon (filed as Exhibit 10 (cc) to the Partnership’s Form 10-K as of December 31, 1996 and incorporated herein by this reference).

V.	The Payment Guaranty between Lynne I. Angel and Bank of America Oregon (filed as Exhibit 10 (cc) to the Partnership’s Form 10-K as of December 31, 1996 and incorporated herein by this reference).
10 (d)	Promissory Note between Portland Loft Associates, L.P. and Joseph Angel and Lynne Angel, dated December 18, 1996 (filed as Exhibit 10 (dd) to the Partnership’s Form 10-K as of December 31, 1996 and incorporated herein by this reference).
10 (ee)	Forbearance Agreement between Historic Preservation Properties 1989, L.P. and East Bank Angel Joint Venture, dated July 1, 1997 (filed as Exhibit 10(ee) to the Partnership’s Form 10-K as of December 31, 1997 and incorporated herein by this reference).

10 (ff)	Asset Management agreement between Historic Preservation Properties 1989, L.P. and Gunn Financial Incorporated, dated July 1, 1998 (filed as Exhibit 10 (ff) to the Partnership’s Form 10-K as of December 31, 1998 and incorporated herein by this reference).

10 (gg)	Documents relating to the refinancing of 402 Julia Street Associates, L.P.’s Mortgage Debt, dated July 9, 1998 (filed as Exhibit 10 (gg) to the Partnership’s Form 10-K as of December 31, 1998 and incorporated herein by this reference).
I.	Multifamily Note between 402 Julia Street Associates, L.P. and Investment Property Mortgage, L.L.C. (filed as Exhibit 10 (gg) to the Partnership’s Form 10-K as of December 31, 1998 and incorporated herein by this reference).

II.	Multifamily Mortgage, Assignment of Rents and Security Agreement between 402 Julia Street and Investment Property Mortgage L.L.C. (filed as Exhibit 10 (gg) to the Partnership’s Form 10-K as of December 31, 1998 and incorporated herein by this reference).
10 (hh)	First Amendment to Forbearance Agreement between Historic Preservation Properties 1989, L.P. and East Bank Angel Joint

Venture, dated June 21, 2000 (filed as Exhibit 10 (hh) to the Partnership’s Form 10-KSB as of December 31, 2000 and incorporated herein by this reference).

10 (ii)	Second Amendment to Forbearance Agreement between Historic Preservation Properties 1989, L.P. and East Bank Angel Joint Venture, dated September 27, 2000 (filed as Exhibit 10 (ii) to the Partnership’s Form 10-KSB as of December 31, 2000 and incorporated herein by this reference).
10 (jj)	Third Amendment to Forbearance Agreement between Historic Preservation Properties 1989, L.P. and East Bank Angel Joint Venture, dated December 18, 2000 (filed as Exhibit 10 (jj) to the Partnership’s Form 10-KSB as of December 31, 2000 and incorporated herein by this reference).

10 (kk)	Fourth Amendment to Forbearance Agreement between Historic Preservation Properties 1989, L.P. and East Bank Angel Joint Venture, dated March 20, 2001(filed as Exhibit No. 10 (kk) I to the Partnership’s Form 10-KSB as of December 31, 2001 and incorporated herein by this reference).

10 (ll)	Fifth Amendment to Forbearance Agreement between Historic Preservation Properties 1989, L.P. and East Bank Angel Joint Venture, dated June 20, 2001(filed as Exhibit No. 10 (ll) I to the Partnership’s Form 10-KSB as of December 31, 2001 and incorporated herein by this reference).

10 (mm)	Operating Agreement of Portland Lofts Apartment LLC, dated December 14, 2001 (filed as Exhibit No. 10 (mm) to the Partnership’s Form 10-KSB as of December 31, 2001 and incorporated herein by this reference).

10 (nn)	Documents relating to the Withdrawal of the Developer from Portland Lofts Associates, LP:
I.	Sixth Forbearance Agreement and withdrawal agreement between Portland Lofts Associates Limited Partnership, Historic Preservation Properties 1989, Limited Partnership, East Bank Angel Joint Venture and Joseph W. Angel, dated December 31, 2001 (filed as Exhibit No. 10 (nn) I to the Partnership’s Form 10-KSB as of December 31, 2001 and incorporated herein by this reference).

II.	Assignment and Assumption Agreement between East Bank Angel Joint Venture (general partner interest) and Portland Lofts Apartments, LLC, dated December 31, 2001 (filed as Exhibit No. 10

(nn) II to the Partnership’s Form 10-KSB as of December 31, 2001 and incorporated herein by this reference).

III.	Assignment and Assumption Agreement between East Bank Angel Joint Venture (limited partner interest) and Portland Lofts Apartments, LLC, dated December 31, 2001 (filed as Exhibit No. 10 (nn) III to the Partnership’s Form 10-KSB as of December 31, 2001 and incorporated herein by this reference).
IV.	First Amendment to Amended and Restated Agreement of Limited Partnership dated December 31, 2001 (filed as Exhibit No. 10 (nn) IV to the Partnership’s Form 10-KSB as of December 31, 2001 and incorporated herein by this reference).
10 (oo)	Documents related to the Sale of membership interest in The Cosmopolitan at Mears Park, LLC.
I.	Assignment and Assumption Agreement between Historic Preservation Properties 1989 Limited Partnership and HPP LLC (filed as an Exhibit to the Partnership’s Form 8-K, dated October 1, 2004 and incorporated herein by the reference).

II.	Pro Forma Financial Information (filed as an Exhibit to the Partnership’s Form 8-K/A, dated October 1, 2004 and incorporated herein by reference).
10 (pp)	Documents related to the sale of real property of 402 Julia Street Associates, LP.
I.	Purchase and Sale Agreement by and between 402 Julia Street Associates Limited Partnership and Sibling Odyssey II LLC, Dated Novemeber 21, 2005 (which sets forth the Offer). (filed as an Exhibit to the Partnership’s Form 8-K, dated February 23, 2006 and incorporated herein by reference).

II.	Notification of local general partner’s intent to exercise its option to purchase, dated December 12, 2005. (filed as an Exhibit to the Partnership’s Form 8-K, dated February 23, 2006 and incorporated herein by reference).

III.	Cash Sale of Property by and between 402 Julia Street Associates Limited Partnership and The Lofts Partners, L.L.C., dated February 23, 2006. (filed as an Exhibit to the Partnership’s Form 8-

K, dated February 23, 2006 and incorporated herein by reference).
IV.	Bill of Sale by 402 Julia Street Associates, Limited Partnership to The Lofts partners, L.L.C. dated February 23, 2006. filed as an Exhibit to the Partnership’s Form 8-K, dated February 23, 2006 and incorporated herein by reference).

V.	Assignment and Assumption of Leases, Rents and Security Deposits by and between 402 Julia Street Associates Limited Partnership and The Lofts Partners, L.L.C., Dated February 23, 2006. (filed as an Exhibit to the Partnership’s Form 8-K, dated February 23, 2006 and incorporated herein by reference).

VI.	Seller’s Settlement Statement dated February 22, 2006. (filed as an Exhibit to the Partnership’s Form 8-K, dated February 23, 2006 and incorporated herein by reference).
22	List of Investee Partnerships (filed as Exhibit No. 22 to the Partnership’s Form 10-K as of December 31, 1989 and incorporated herein by this reference).

28 (ii) (a)	Pages 13-25, 28-36 and 36-39 of the Partnership’s Prospectus dated December 19, 1988 (filed with the Commission pursuant to Rule 424(b) on January 5, 1989 and incorporated herein by this reference).

28 (ii) (b)	Supplement No. 1 to the Partnership’s Prospectus dated January 20, 1989 (filed as a part of Post-Effective Amendment No. 1 to the Partnership’s Registration Statement on Form S-11, File No. 33-24129, and incorporated herein by this reference).

28 (ii) (c)	Supplement No. 2 to the Partnership’s Prospectus dated June 30, 1989 (filed as part of Post-Effective Amendment No. 2 to the Partnership’s Registration Statement on Form S-11, File No. 33-24129 and incorporated herein by this reference).

28 (ii) (d)	Supplement No. 3 to the Partnership’s Prospectus dated July 25, 1989 (filed as a part of Post-Effective Amendment No. 2 to the Partnership’s Registration Statement on Form S-11, File No. 33-24129, and incorporated herein by this reference).

28 (ii) (e)	Supplement No. 4 to the Partnership’s Prospectus dated September 13, 1989 (filed as a part of Post-Effective Amendment No. 2 to the Partnership’s Registration Statement on Form S-11, File No. 33-24129, and incorporated herein by this reference).

28 (ii) (f)	Supplement No. 5 to the Partnership’s Prospectus dated September 19, 1989 (filed as a part of Post-Effective Amendment No. 2 to the Partnership’s Registration Statement on Form S-11, File No. 33-24129, and incorporated herein by this reference).