Form 10QSB
period 2006-03-31
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 2006-05-11
CIK 839614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to_________

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

   ___________________________________________________________________________
          (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                   Yes X  No
                                                                      ---    ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                   Yes    No  X
                                                                      ---    ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                                                   Yes    No
                                                                      ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:___________ Transitional Small Business Disclosure Format (Check one):

                                                                   Yes    No
                                                                      ---    ---

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP

                                   FORM 10-QSB

                                 MARCH 31, 2006

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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2006
                                   (UNAUDITED)

                              ASSETS
ASSETS HELD FOR DISPOSITION
   Investment in real estate                                        $4,503,431
   Cash, security deposits                                              13,600
                                                                    ----------
                                                                     4,517,031
                                                                    ----------
CASH AND CASH EQUIVALENTS
   Real estate operating                                               319,854
   Partnership                                                       1,193,688
                                                                    ----------
                                                                     1,513,542
                                                                    ----------
OTHER ASSETS                                                           140,780
DEFERRED COSTS, less accumulated amortization of $93,801                29,538
                                                                    ----------
                                                                    $6,200,891
                                                                    ==========
                 LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
   Liabilities held for disposition
      Security deposits                                             $   13,600
      Prepaid rents                                                     25,685
                                                                    ----------
                                                                        39,285
                                                                    ----------
   Mortgage note payable                                             4,702,369
   Accounts payable and accrued expenses                                68,164
                                                                    ----------
                                                                     4,770,533
                                                                    ----------
         Total liabilities                                           4,809,818
                                                                    ----------
COMMITMENT (Note 5)
PARTNERS' EQUITY
   Limited Partners' Equity - Units of  Investor Limited
      Partnership Interest, $1,000 stated value
      per Unit-Issued and outstanding 26,588 units                   1,608,498
   General Partner's Deficit                                          (217,425)
                                                                    ----------
         Total partners' equity                                      1,391,073
                                                                    ----------
                                                                    $6,200,891
                                                                    ==========

       The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                                 2006        2005
                                                              ---------   ---------
REVENUE:
   Interest and other income                                  $     873   $   1,036
                                                              ---------   ---------
EXPENSES:
   Operating and administrative                                 114,460     111,055
                                                              ---------   ---------
OPERATING LOSS FROM CONTINUING
   OPERATIONS                                                  (113,587)   (110,019)
EQUITY IN INCOME (LOSS) OF INVESTEE
   ENTITY (NOTE 3)                                              442,437      (5,830)
                                                              ---------   ---------
NET INCOME (LOSS) FROM
   CONTINUING OPERATIONS                                        328,850    (115,849)
INCOME (LOSS) FROM DISCONTINUED
   OPERATIONS - PROPERTY HELD
      FOR DISPOSITION (NOTE 3)                                   48,685      (8,415)
                                                              ---------   ---------
NET INCOME (LOSS)                                             $ 377,535   $(124,264)
                                                              =========   =========
NET INCOME (LOSS) ALLOCATED
   TO GENERAL PARTNER                                         $   3,775   $  (1,243)
                                                              =========   =========
NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNERS                                        $ 373,760   $(123,021)
                                                              =========   =========
NET INCOME (LOSS) PER UNIT OF INVESTOR LIMITED PARTNERSHIP
   INTEREST, BASED ON 26,588 UNITS ISSUED AND OUTSTANDING:
      Continuing operations                                   $   12.25   $   (4.32)
                                                              =========   =========
      Discontinued operations                                 $    1.81   $    (.31)
                                                              =========   =========

       The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                  FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2005

                                        Units of
                                        Investor     Investor
                                        Limited       Limited     General
                                      Partnership    Partners'   Partner's
                                        Interest      Equity      Deficit       Total
                                      -----------   ----------   ---------   ----------
BALANCE, December 31, 2004               26,588     $1,649,665   $(217,009)  $1,432,656
   Net loss                                  --       (414,927)     (4,191)    (419,118)
                                         ------     ----------   ---------   ----------
BALANCE, December 31, 2005               26,588      1,234,738    (221,200)   1,013,538
   Net income (unaudited)                    --        373,760       3,775      377,535
                                         ------     ----------   ---------   ----------
BALANCE, March 31, 2006 (unaudited)      26,588     $1,608,498   $(217,425)  $1,391,073
                                         ======     ==========   =========   ==========

       The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                                              2006         2005
                                                                           ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                       $  377,535   $ (124,264)
      Adjustments to reconcile net income (loss) to net cash provided by
         (used in) operating activities:
         Depreciation                                                          38,186       57,324
         Amortization                                                           2,845        2,368
         Equity in (income) loss of Investee Entity                          (442,437)       5,830
         Decrease in other assets                                             101,000       12,551
         Decrease in accounts payable and accrued expenses                    (18,714)     (35,496)
                                                                           ----------   ----------
            Net cash provided by (used in) operating activities                58,415      (81,687)
                                                                           ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures - building improvements                               (16,276)          --
   Distributions from Investee Entity                                         752,912
                                                                           ----------   ----------
            Cash provided by investing activities                             736,636           --
                                                                           ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of mortgage principal                                             (35,281)     (32,254)
                                                                           ----------   ----------
            Cash used in financing activities                                 (35,281)     (32,254)
                                                                           ----------   ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          759,770     (113,941)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                753,772    1,073,055
                                                                           ----------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $1,513,542   $  959,114
                                                                           ==========   ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                                  $  106,333   $  109,358
                                                                           ==========   ==========

       The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

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

     Boston Historic Partners Limited Partnership (BHP), a Massachusetts limited partnership, is the general partner of the Partnership. BHP was formed in November 1986 for the purpose of organizing, syndicating and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships). As of March 31, 2006, BHP had established three such partnerships, including the Partnership.

     The Amended and Restated Agreement of Limited Partnership (Partnership Agreement) of the Partnership generally provides that all net profits, net losses, tax credits and cash distributions of the Partnership from normal operations be allocated 99% to the Limited Partners and 1% to BHP. Excess proceeds from sales or refinancings generally are available to be distributed to the Limited Partners until they have received an amount equal to their Adjusted Capital Contributions (as defined in the Partnership Agreement) plus priority returns and additional incentive priority returns for certain Limited Partners admitted to the Partnership on or prior to certain specified dates.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Form 10-KSB for the year ended December 31, 2005.

     Principles of Consolidation

     The consolidated financial statements as of and for the three months ended March 31, 2006 and 2005 include the accounts and transactions of the Partnership and Portland Lofts Associates Limited Partnership (Portland Lofts) after elimination of all inter-company accounts. As discussed further in Note 3, the Portland Lofts property is classified as property held for disposition on the accompanying balance sheet at March 31, 2006. The transactions of Portland Lofts on the accompanying statements of operations for the three months ended March 31, 2006 and 2005 are classified as income (loss) from discontinued operations - property held for disposition.

     The Partnership and Portland Lofts are collectively referred to herein as HPP'89.

     Investment in Investee Entity

     The Partnership accounted for its investment in 402 Julia Street Associates Limited Partnership (Investee Entity) under the equity method. In general, under the equity method of accounting for investments, the investment is recorded at cost and the current allocable portion of earnings (losses) of an investee entity is recorded as income (loss) with a corresponding increase (decrease) to the investment account. The allocable portion of losses of an investee entity is not recorded after the respective investment account is reduced to zero. The allocable portion of earnings of an investee entity is not recorded until all previously unrecorded losses are absorbed. Distributions received are recorded as reductions to the investment account.

     Expenditures attributable to the Partnership's investments (primarily evaluation and acquisition fees and interest expense incurred during construction periods) are treated as additional investment basis and are amortized on a straight-line basis over the estimated life of the investee assets (40 years).

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2006
                                   (UNAUDITED)

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

     Real Estate and Depreciation

     Real estate is held for lease and stated at cost. At March 31, 2006, the real estate is classified as property held for disposition (see Note 3). Depreciation is provided over the estimated economic useful lives of the assets using the straight-line method through the date on which such assets were classified as held for disposition.

     Acquisition of assets and expenditures incurred that extend the useful life of the related assets are capitalized. Expenditures for maintenance and repairs, including major repairs and replacements made as part of a periodic maintenance program to restore the assets repaired to substantially original condition, are expensed as incurred.

     HPP'89 reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected future cash flows, undiscounted and excluding interest expense, from the use of the asset is less than the carrying value of the asset.

     Cash, Cash Equivalents and Concentration of Credit Risk

     HPP'89 considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At March 31, 2006, cash equivalents totaled $1,351,595.

     At March 31, 2006, HPP'89 had $1,283,355 of cash and cash equivalents on deposit in banks in excess of amounts insured by the Federal Deposit Insurance Corporation. Also at March 31, 2006, HPP'89 had $37,383 of Massachusetts' municipal money market funds, which are not insured or guaranteed.

     Deferred Costs

     Deferred costs relating to Portland Lofts' mortgage note and special real estate tax assessments also related to Portland Lofts are amortized on a straight-line basis over their respective terms.

     Revenue Recognition

     Revenue under short-term operating leases and month-to-month arrangements is recorded when due. Revenue under non-cancelable commercial leases is recorded on a straight-line basis over the term of the lease. Upon sale by Portland Lofts of its real property (see Note 3), all rights to and interests in leases entered into by and between Portland Lofts and tenants will be assigned to the Purchaser.

     Income Taxes

     No provision (benefit) for income taxes is reflected in the accompanying consolidated financial statements. Partners of the Partnership are required to report on their tax returns their allocable share of income, gains, losses, deductions and credits determined on a tax basis.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2006
                                   (UNAUDITED)

(3)  INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITY, AND DISCONTINUED OPERATIONS

     The Investee Entity's agreement, in general, provided for a sharing of management duties and decisions among the Partnership and the local general partner. Significant Investee Entity decisions required the approval of both the Partnership and the local general partner. In addition, the Investee Entity had entered into various agreements with its local general partner (or its affiliates), to provide development, management and other services, for which the local general partner (or its affiliates), were paid fees by 402 Julia Street Associates Limited Partnership.

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

     During March 2006, management adopted a plan to dispose through sale the real property held by Portland Lofts. Portland Lofts entered into a Purchase and Sale Agreement (the "Agreement"), dated April 14, 2006, with SP/Honeyman, LLC ("Purchaser"), a Delaware Limited Liability Company (an unrelated party to HPP'89 and HPP'89's affiliates) to sell the real property of Portland Lofts. The aggregate purchase price ("Purchase Price") stated in the Agreement is $11,000,000 and may be adjusted pursuant to the terms of the Agreement. The sale of the property is subject to Purchaser's due diligence investigation. The Purchaser has until May 15, 2006 to complete its due diligence investigation or terminate the Agreement. Although there is no assurance that Purchaser will consummate the purchase of the real property of Portland Lofts at this time in accordance with the terms of the Agreement, management has determined that a sale of the real property held by Portland Lofts is probable and is expected to qualify for recognition as a completed sale within one year from March 2006.

     Included in the discontinued operations for the three months ended March 31, 2006 is rental and other income of $369,561 and net income of $61,185 (excluding expense of $12,500 related to discontinued operations paid by the Partnerhip) related to Portland Lofts. Included in the discontinued operations for the three months ended March 31, 2005 is rental and other income of $348,156 and net loss of $8,415 related to Portland Lofts.

     Certain assets and liabilities included in the consolidated balance sheet as of March 31, 2006 are related to the operations of Portland Lofts and include accounts receivable of $86,802 and prepaid expenses of $44,885, respectively, included in other assets; and accrued expenses totaling $19,167 and mortgage interest payable of $35,267. Such assets and liabilities, along with the mortgage note payable will be settled by Portland Lofts rather than transferred with the sale of Portland Lofts' real property.

     402 JULIA STREET ASSOCIATES LIMITED PARTNERSHIP (402 Julia) was a Delaware limited partnership formed on July 25, 1989 to acquire, construct, rehabilitate, operate and manage a building containing 24 residential units and approximately 3,900 net rentable square feet of commercial space located at 402 Julia Street, New Orleans, Louisiana.

     On February 23, 2006, 402 Julia sold its real property to an affiliate of the local general partner of 402 Julia in accordance with the terms of the 402 Julia Partnership Agreement for $1,800,000. The sale resulted in a gain of approximately $597,500.

     As of March 31, 2006, 402 Julia concluded its business operations.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2006
                                   (UNAUDITED)

(3) INVESTMENTS IN REAL ESTATE AND INVESTEE ENTITY, AND DISCONTINUED OPERATIONS (CONTINUED)

     Under the equity method of accounting for the three months ended March 31, 2006, the Partnership recorded from 402 Julia an operating loss of $29,565, a gain on sale of real estate of $390,342 and received cash distributions of $752,912. Also for the three months ended March 31, 2006, the Partnership recorded a change in estimate of $81,660 to reduce a previously recognized impairment loss on its investment in 402 Julia. The Partnership recorded a loss from 402 Julia of $5,017 and amortization expense of $812 on its investment in 402 Julia, for the three months ended March 31, 2005.

     On September 16, 1993, the Partnership sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. The Partnership's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale require annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. The remaining uncollected payments totaling $46,500, which were secured by the interest sold to the developer general partner, were collected during the three months ended March 31, 2006.

     Summary statements of operations of the Investee Entity for the period from January 1, 2006 through February 23, 2006 and for the three months ended March 31, 2005, are as follows:

                        SUMMARY STATEMENTS OF OPERATIONS

                                                  2006       2005
                                                --------   -------
Revenue:
   Rental revenue                               $ 29,311   $63,529
   Interest and other income                      18,345     3,421
                                                --------   -------
      Total revenue                               47,656    66,950
                                                --------   -------
Expenses:
   Operating expenses                             29,588    46,835
   Depreciation and amortization                  11,089    10,958
   Interest expense and prepayment penalty        52,234    16,837
                                                --------   -------
      Total expenses                              92,911    74,630
                                                --------   -------
Net loss from operations                         (45,255)   (7,680)
                                                --------   -------
Gain on sale of property                         597,493        --
                                                --------   -------
Net income (loss)                               $552,238   $(7,680)
                                                ========   =======
Net income (loss) allocated to HPP'89           $360,777   $(5,017)
                                                ========   =======
Net income (loss) allocated to other partners   $191,461   $(2,663)
                                                ========   =======

(4)  MORTGAGE NOTE PAYABLE

     Portland Lofts' mortgage note payable bears interest at 9%, amortizes over a 25-year schedule, requires monthly payments of principal and interest of $47,205, and matures on July 1, 2006, at which time all unpaid principal and interest is due. The mortgage note payable is secured by Portland Lofts' property, rents and assignment of leases. Upon Portland Lofts' sale of its real estate, Portland Lofts may prepay amounts outstanding under the mortgage note payable without penalty.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2006
                                   (UNAUDITED)

(5)  COMMITMENT

     Portland Lofts entered into a management agreement with an unrelated party to manage the property for a fee of 3% of the gross receipts as defined in the agreement. The agreement expires July 1, 2006 and automatically renews thereafter on an annual basis, unless terminated earlier as provided for in the agreement.

     The Partnership engages Gunn Financial, Incorporated (GFI), an unaffiliated Massachusetts corporation, to provide accounting, asset management and investor services. GFI provides such services for an annual management fee plus reimbursement of all its costs of providing these services. Through June 30, 2005, the annual fee was $54,000, however, effective July 1, 2005 the annual fee was reduced to $36,000. The agreement expires on the earlier of June 30, 2006 or liquidation of the Partnership, as defined. For the three months ended March 31, 2006 and 2005, GFI was reimbursed $80,211 and $68,424, respectively, for operating costs.

(6)  MINIMUM FUTURE RENTALS UNDER OPERATING LEASES

     Portland Lofts rents space to commercial tenants under operating leases of varying terms expiring through 2012. As of March 31, 2006, Portland Lofts had entered into ten commercial leases covering 81% of the building's net rentable commercial space and five commercial month-to-month leases. For the three months ended March 31, 2006, two commercial tenants under non-cancelable leases comprised approximately 48% of total net commercial rental income.

     At March 31, 2006, minimum future rentals, excluding reimbursement of real estate taxes and certain operating expenses, to be received under non-cancelable commercial leases are as follows:

Year Ending December 31,    Amount
------------------------   --------
          2006             $270,679
          2007              346,471
          2008              285,777
          2009              221,697
          2010               19,284
       Thereafter            30,533

     Upon sale by Portland Lofts of its real property (see Note 3), all rights to and interests in operating leases entered into by and between Portland Lofts and tenants will be assigned to the Purchaser.

(7)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, cash security deposits, other assets, accounts payable and accrued expenses, and security deposits at March 31, 2006 approximate their fair values due to their short maturities. The fair value of the mortgage note payable at March 31, 2006 approximates its carrying amount based on the interest rates available for similar financing arrangements. All financial instruments are held for non-trading purposes.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                 MARCH 31, 2006

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

     The Partnership capitalizes as investment in real estate the initial acquisition of property and equipment and those expenditures incurred that extend the useful life of the related assets. Expenditures for maintenance and repairs, including major repairs and replacements made as part of a periodic maintenance program to restore the assets repaired to substantially original condition, are expensed as incurred. During the three months ended March 31, 2006, the Partnership did not record any expenses of major repairs and maintenance costs incurred as part of a periodic maintenance program rather than capitalizing such expenditures.

     The Partnership reviews its long-lived assets, including investment in real estate and its investment in investee entity, for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is required to be recognized if the sum of the expected future cash flows, undiscounted and excluding interest expense, from the use and/or disposition of the asset is less than the carrying value of the asset. For the three months ended March 31, 2006, the Partnership did not recognize an impairment loss.

Plan of Operation. The Partnership terminated its offering of Units on December 29, 1989, at which time Limited Partners had purchased 26,588 Units, representing gross contributions of $26,588,000. Such amounts originally contributed represent 100% of the Limited Partners' capital contributions after deduction of selling commissions, organizational and sales costs, acquisition fees and reserves. The Partnership invests cash flow from the property in normal repairs and maintenance.

As of March 31, 2006, the Partnership had $1,193,688 of total cash and cash equivalents. The Partnership's cash is used primarily to fund general and administrative expenses of managing the public fund. The Partnership's source of short-term liquidity is from distributions received from Portland Lofts. The Partnership has sufficient cash to meet its short-term operating needs.

On February 23, 2006, 402 Julia sold its real property to an affiliate of the local general partner of 402 Julia for $1,800,000, as further discussed below. The Partnership received distributions from 402 Julia of $752,912 for the three months ended March 31, 2006. As of March 31, 2006, 402 Julia had concluded its business operations.

The short-term liquidity of Portland Lofts, the Partnership's only remaining real estate asset at March 31, 2006, depends on its ability to generate sufficient rental income to fund operating expenses and debt service requirements. Portland Lofts has stable operations and is expected to generate cash flow. The Partnership received distributions from Portland Lofts of $39,000 for each of the three months ended March 31, 2006 and 2005.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                 MARCH 31, 2006
                                   (CONTINUED)

The Partnership's goal during fiscal 2006 is to pursue a disposition strategy for Portland Lofts, its only remaining real estate investment. On April 14, 2006, Portland Lofts entered into a Purchase and Sale Agreement (the Agreement) to sell its real property for an aggregate sale price of $11,000,000. The purchase price was confirmed by an independent property appraisal. The sale of the property is subject to the Purchaser's due diligence investigation. The Purchaser has until May 15, 2006 to complete its due diligence investigation or terminate the Agreement. Although there is no assurance that the Purchaser will consummate the purchase of the real property of Portland Lofts at this time in accordance with the terms of the Agreement, management has determined that a sale of the real property held by Portland Lofts is probable and is expected to qualify for recognition as a completed sale within one year from March 2006.

Cash flows from discontinued operations reported in the Statement of Cash Flows for the three months ended March 31, 2006 consist of net cash provided by operating activities of $122,151, cash used in investing activities of $16,276, cash used in financing activities of $35,280 and an increase in cash and cash equivalents of $70,595. Cash flows from discontinued operations reported in the Statement of Cash Flows for the three months ended March 31, 2005 consist of net cash provided by operating activities of $29,253, cash used in financing activities of $32,254 and a decrease in cash and cash equivalents of $3,001.

The Partnership's share of the proceeds received from the sale and liquidation of 402 Julia's investment not used for short-term liquidity needs is expected to be the source of future long-term liquidity if the disposition of the remaining property is not achieved.

Management's Discussion and Analysis of Financial Condition and Results of Operations. The Partnership accounts for its investment in 402 Julia using the equity method of accounting. The consolidated financial statements as of and for the three months ended March 31, 2006 and 2005 include the accounts and transactions of the Partnership and Portland Lofts Associates Limited Partnership after elimination of all inter-company accounts. The Portland Lofts property is classified as property held for disposition on the Consolidated Balance Sheet at March 31, 2006. The transactions of Portland Lofts on the Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 are classified as income (loss) from discontinued operations - property held for disposition.

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

The Partnership's allocable share of operating income and/or losses in 402 Julia was 65.33%. For the three months ended March 31, 2005, 402 Julia recorded an economic occupancy of 86% for its residential units and an economic occupancy of 100% for its commercial space for a combined economic occupancy of 89%.

In November 2005 an unaffiliated third party made an offer to purchase the property for $1,800,000 ("the Offer"). The purchase price was confirmed by an independent property appraisal. Under the 402 Julia partnership agreement, the Partnership exercised its right to cause to sell the property and gave notice to the local general partner of 402 Julia of its intentions to sell the land and building. The local general partner exercised his right, under the 402 Julia partnership agreement, to purchase the property at the same price and terms as set forth in "the Offer". On February 23, 2006, 402 Julia sold its real property to an affiliate of the local general partner of 402 Julia for $1,800,000. For the three months ended March 31, 2006, 402 Julia recorded net income of approximately $552,200 inclusive of a gain on sale of property of approximately $597,500 and amortization of approximately $11,100. As of March 31, 2006, 402 Julia concluded its business operations.

For the three months ended March 31, 2005, 402 Julia recorded a net loss of approximately $7,700 which included depreciation and amortization of approximately $11,000.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                 MARCH 31, 2006
                                   (CONTINUED)

For the three months ended March 31, 2006, Portland Lofts recorded an economic occupancy of 89% for its residential units and an economic occupancy of 99% for its commercial space for a combined economic occupancy of 92%. For the three months ended March 31, 2005, Portland Lofts recorded an economic occupancy of 84% for its residential units and an economic occupancy of 85% for its commercial space for a combined economic occupancy of 84%. For the three months ended March 31, 2006, Portland Lofts recorded net income of approximately $61,200 (excluding expense of $12,500 related to discontinued operation paid by the Partnership) which included depreciation and amortization of approximately $41,000. For the three months ended March 31, 2005, Portland Lofts recorded a net loss of approximately $8,400, which included depreciation and amortization of approximately $59,700.

The Partnership recorded consolidated net income of approximately $377,500 for the three months ended March 31, 2006, as compared to consolidated net loss of approximately $124,300 for the three months ended March 31, 2005. This increase was primarily caused by an increase in equity in income of investee entity. The increase in equity in income of investee entity is a result of the sale of 402 Julia's real property on February 23, 2006 as discussed above. Under the equity method of accounting, the Partnership recorded from the 402 Julia an operating loss of $29,565 and a gain on sale of real estate of $390,342 for the three months ended March 31, 2006. Also for the three months ended March 31, 2006, the Partnership recorded a change in estimate of $81,660 to reduce a previously recognized impairment loss on its investment in 402 Julia. The Partnership recorded a loss from 402 Julia of $5,017 and amortization expense of $812 on its investment in 402 Julia, for the three months ended March 31, 2005.

The Partnership is required to comply with the Sarbanes-Oxley Act for its fiscal year ending December 31, 2007. The cost of compliance will be significant and could impact future operations. In addition to the internal costs of compliance, the Partnership's independent public accountants have estimated that future annual audit fees will increase significantly.

                      INFLATION AND OTHER ECONOMIC FACTORS

Recent economic trends have kept inflation relatively low, although the Partnership cannot make any predictions as to whether recent trends will continue. The assets of the Partnership, principally investment in real estate, are highly leveraged in view of the fact that each Investee property is subject to a first mortgage loan. Operating expenses and rental revenue of the property is subject to inflationary and other economic factors. Low rates of inflation could result in slower rental rate increases, and to the extent that these factors are outpaced by increases in property operating expenses (which could arise as a result of general economic circumstances such as an increase in the cost of energy or fuel, or from local economic circumstances), the operations of the Partnership and its Investee could be adversely affected. Actual deflation in prices generally would, in effect, increase the economic burden of the mortgage debt service with a corresponding adverse effect.

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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                 MARCH 31, 2006
                                   (CONTINUED)

Item 3. Controls and Procedures.

The General Partner (performing similar functions of Chief Executive Officer and Chief Financial Officer) and Robert Gunn (President of GFI, performing similar functions of Financial Officer) have evaluated the effectiveness of the Partnership's disclosure controls and procedures as of March 31, 2006, and have determined there are sufficient internal controls in place for the Partnership, Portland Lofts and 402 Julia to effectively report all adjustments necessary in order to make the consolidated financial statements and footnotes not misleading. Management has not made any changes to the internal controls or in other factors that could significantly affect internal controls, subsequent to the date of our most recent evaluation.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           PART II - OTHER INFORMATION
                                 MARCH 31, 2006

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

     (f) Reports on Form 8-K - Sale of 402 Julia Street Associates Limited Partnership's Real Property dated February 23, 2006 and filed with the Commission on March 1, 2006.

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

                                        HISTORIC PRESERVATION PROPERTIES 1989
                                        LIMITED PARTNERSHIP

                                        By: Boston Historic Partners Limited
                                            Partnership, General Partner

                                            By: Portfolio Advisory Services,
                                                Inc., General Partner


Date: May 11, 2006                              By: /s/ Terrence P. Sullivan
                                                    ---------------------------
                                                    Terrence P. Sullivan,
                                                    President


                                        and


Date: May 11, 2006                          By: /s/ Terrence P. Sullivan
                                                -------------------------------
                                                Terrence P. Sullivan,
                                                General Partner