Form 10QSB
period 2006-06-30
HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
filed 2006-08-10
CIK 839614

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2006

                                       or

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

       _________________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                                   FORM 10-QSB

                                  JUNE 30, 2006

                                TABLE OF CONTENTS

PART  I - FINANCIAL INFORMATION

Item 1. Financial Statements

           Consolidated Balance Sheet                                          3

           Consolidated Statements of Operations                               4

           Consolidated Statements of Partners' Equity (Deficit)               5

           Consolidated Statements of Cash Flows                               6

           Notes to Consolidated Financial Statements                       7-10

Item 2. Management's Discussion and Analysis or Plan of Operation          11-13

Item 3. Controls and Procedures                                               13

PART II - Other Information                                                   14

Signatures                                                                    15

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2006
                                   (UNAUDITED)

                           ASSETS
CASH AND CASH EQUIVALENTS                                  $7,746,528
DEPOSIT                                                         9,093
                                                           ----------
                                                           $7,755,621
                                                           ==========
              LIABILITIES AND PARTNERS' EQUITY
LIABILITIES
   Accounts payable and accrued expenses                   $  357,107
                                                           ----------
COMMITMENT (Note 4)
PARTNERS' EQUITY
   Limited Partners' Equity - Units of Investor Limited
      Partnership Interest, $1,000 stated value
      per Unit-Issued and outstanding 26,588 units          7,555,864
   General Partner's Deficit                                 (157,350)
                                                           ----------
      Total partners' equity                                7,398,514
                                                           ----------
                                                           $7,755,621
                                                           ==========

        The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

                                          Three Months              Six Months
                                         Ended June 30,           Ended June 30,
                                     ----------------------   ----------------------
                                        2006         2005        2006         2005
                                     ----------   ---------   ----------   ---------
REVENUE:
   Interest and other income         $    1,509   $     919   $    2,382   $   1,955
                                     ----------   ---------   ----------   ---------
EXPENSES:
   Operating and administrative          89,268     102,357      203,728     213,412
                                     ----------   ---------   ----------   ---------
OPERATING LOSS FROM CONTINUING
   OPERATIONS                           (87,759)   (101,438)    (201,346)   (211,457)
EQUITY IN INCOME (LOSS) OF
   INVESTEE ENTITY (NOTE 3)                  --       3,913      442,437      (1,917)
                                     ----------   ---------   ----------   ---------
NET INCOME (LOSS) FROM
   CONTINUING OPERATIONS                (87,759)    (97,525)     241,091    (213,374)
INCOME FROM DISCONTINUED
   OPERATIONS (INCLUDING GAIN
   ON SALE OF REAL ESTATE
   OF $6,471,609) (NOTE 3)            6,095,200      35,418    6,143,885      27,003
                                     ----------   ---------   ----------   ---------
NET INCOME (LOSS)                    $6,007,441   $ (62,107)  $6,384,976   $(186,371)
                                     ==========   =========   ==========   =========
NET INCOME (LOSS) ALLOCATED
   TO GENERAL PARTNER                $   60,074   $    (621)  $   63,850   $  (1,864)
                                     ==========   =========   ==========   =========
NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNERS               $5,947,367   $ (61,486)  $6,321,126   $(184,507)
                                     ==========   =========   ==========   =========
NET INCOME (LOSS) PER UNIT OF
   INVESTOR LIMITED PARTNERSHIP
   INTEREST, BASED ON 26,588 UNITS
   ISSUED AND OUTSTANDING:
      Continuing operations          $    (3.27)  $   (3.63)  $     8.98   $   (7.95)
                                     ==========   =========   ==========   =========
      Discontinued operations        $   226.95   $    1.32   $   228.77   $    1.01
                                     ==========   =========   ==========   =========

        The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                   FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2005

                                       Units of
                                       Investor     Investor
                                       Limited      Limited      General
                                     Partnership    Partners'   Partner's
                                       Interest      Equity      Deficit       Total
                                     -----------   ----------   ---------   ----------
BALANCE, December 31, 2004              26,588     $1,649,665   $(217,009)  $1,432,656
   Net loss                                 --       (414,927)     (4,191)    (419,118)
                                        ------     ----------   ---------   ----------
BALANCE, December 31, 2005              26,588      1,234,738    (221,200)   1,013,538
   Net income (unaudited)                   --      6,321,126      63,850    6,384,976
                                        ------     ----------   ---------   ----------
BALANCE, June 30, 2006 (unaudited)      26,588     $7,555,864   $(157,350)  $7,398,514
                                        ======     ==========   =========   ==========

        The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

                                                                   2006         2005
                                                               -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                           $ 6,384,976   $ (186,371)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Depreciation                                                  38,186      114,647
      Amortization                                                  32,383        4,737
      Gain on sale of real estate                               (6,471,609)          --
      Equity in (income) loss of Investee Entity                  (442,437)       1,917
      Decrease (increase) in other assets                          232,687      (19,143)
      Increase (decrease) in accounts payable and
         accrued expenses                                          244,544      (47,173)
                                                               -----------   ----------
         Net cash provided by (used in) operating activities        18,730     (131,386)
                                                               -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of real estate                            10,982,800           --
   Distributions from Investee Entity                              752,912
   Capital expenditures - building improvements                    (24,036)          --
   Change in other assets                                               --      (26,849)
                                                               -----------   ----------
         Net cash provided by (used in) investing activities    11,711,676      (26,849)
                                                               -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of mortgage principal                                  (71,361)     (65,240)
   Payoff of mortgage note payable                              (4,666,289)          --
                                                               -----------   ----------
         Cash used in financing activities                      (4,737,650)     (65,240)
                                                               -----------   ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             6,992,756     (223,475)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     753,772    1,073,055
                                                               -----------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 7,746,528   $  849,580
                                                               ===========   ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                      $   246,970   $  217,988
                                                               ===========   ==========

        The accompanying notes are an integral part of these consolidated financial statements.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (UNAUDITED)

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

     Boston Historic Partners Limited Partnership (BHP), a Massachusetts limited partnership, is the general partner of the Partnership. BHP was formed in November 1986 for the purpose of organizing, syndicating and managing publicly offered real estate limited partnerships (Public Rehabilitation Partnerships). As of June 30, 2006, BHP had established three such partnerships, including the Partnership.

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

     Principles of Consolidation

     The consolidated financial statements as of and for the three and six months ended June 30, 2006 and 2005 include the accounts and transactions of the Partnership and Portland Lofts Associates Limited Partnership (Portland Lofts) after elimination of all inter-company accounts. As discussed further in Note 3, Portland Lofts' real property was sold on June 29, 2006. The transactions of Portland Lofts on the accompanying statements of operations for the three and six months ended June 30, 2006 and 2005 are classified as income from discontinued operations.

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

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2006
                                   (UNAUDITED)

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

     Depreciation

     Depreciation was provided over the estimated economic useful lives of the assets using the straight-line method through the date on which such assets were classified as held for disposition.

     Acquisition of assets and expenditures incurred that extended the useful life of the related assets were capitalized. Expenditures for maintenance and repairs, including major repairs and replacements made as part of a periodic maintenance program to restore the assets repaired to substantially original condition, were expensed as incurred.

     HPP'89 reviewed property and equipment for impairment whenever events or changes in circumstances indicated that the carrying value of the asset may not be recoverable. An impairment loss was recognized if the sum of the expected future cash flows, undiscounted and excluding interest expense, from the use of the asset was less than the carrying value of the asset.

     Cash, Cash Equivalents and Concentration of Credit Risk

     HPP'89 considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At June 30, 2006, cash equivalents totaled $7,509,369.

     At June 30, 2006, HPP'89 had $7,413,351 of cash and cash equivalents on deposit in banks in excess of amounts insured by the Federal Deposit Insurance Corporation. Also at June 30, 2006, HPP'89 had $37,657 of Massachusetts' municipal money market funds, which are not insured or guaranteed.

     Deferred Costs

     Deferred costs relating to Portland Lofts' mortgage note were amortized on a straight-line basis over the term of the mortgage note. Costs relating to Portland Lofts' special real estate tax assessments were amortized on a straight-line basis over their respective terms through the sale of the property (see Note 3).

     Revenue Recognition

     Revenue under short-term operating leases and month-to-month arrangements was recorded when due. Revenue under non-cancelable commercial leases was recorded on a straight-line basis over the term of the lease. Upon sale by Portland Lofts of its real property (see Note 3), all rights to and interests in leases entered into by and between Portland Lofts and tenants were assigned to the Purchaser.

     Income Taxes

     No provision (benefit) for income taxes is reflected in the accompanying consolidated financial statements. Partners of the Partnership are required to report on their tax returns their allocable share of income, gains, losses, deductions and credits determined on a tax basis.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2006
                                   (UNAUDITED)

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

     On June 29, 2006, Portland Lofts sold its real property to SP/Honeyman, LLC, a Delaware Limited Liability Company, for $11,000,000. The sale resulted in a gain on sale of real estate of approximately $6,472,000.

     Included in the discontinued operations for the three months ended June 30, 2006 is rental and other income of $297,424, gain on the sale of real estate of $6,471,609 and net income of $6,134,306 (excluding expense of $39,106 related to discontinued operations paid by the Partnership) from Portland Lofts. Included in the discontinued operations for the six months ended June 30, 2006 is rental and other income of $666,985, gain on the sale of real estate of $6,471,609 and net income of $6,195,491 (excluding expense of $51,606 related to discontinued operations paid by the Partnership) from Portland Lofts. Included in the discontinued operations for the three months ended June 30, 2005 is rental and other income of $354,149 and net income of $35,418 from Portland Lofts. Included in the discontinued operations for the six months ended June 30, 2005 is rental and other income of $702,305 and net income of $27,003 from Portland Lofts.

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

     As of March 31, 2006, 402 Julia concluded its business operations.

     Under the equity method of accounting the Partnership recorded from 402 Julia an operating loss of $29,565, a gain on sale of real estate of $390,342 and received cash distributions of $752,912 in the first quarter of 2006. Also in the first quarter of 2006, the Partnership recorded a change in estimate of $81,660 to reduce a previously recognized impairment loss on its investment in 402 Julia. The Partnership recorded a loss from 402 Julia of $291and amortization expense of $1,626 on its investment in 402 Julia, for the six months ended June 30, 2005.

     On September 16, 1993, the Partnership sold one-third of its general partnership interest in 402 Julia to the developer general partner for $185,000. The Partnership's percentage of interest in 402 Julia was thereby reduced from 98% to 65%. The terms of the sale require annual payments of $3,500 through 2016 and a final payment of $4,500 in 2017. The remaining uncollected payments, totaling $46,500 and which were secured by the interest sold to the developer general partner, were collected in March 2006.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2006
                                   (UNAUDITED)

     Summary statements of operations of the Investee Entity for the period from January 1, 2006 through February 23, 2006 and for the six months ended June 30, 2005, are as follows:

                        SUMMARY STATEMENTS OF OPERATIONS

                                                  2006       2005
                                                --------   --------
Revenue:
   Rental revenue                               $ 29,311   $131,935
   Interest and other income                      18,345      6,265
                                                --------   --------
      Total revenue                               47,656    138,200
                                                --------   --------
Expenses:
   Operating expenses                             29,588     83,129
   Depreciation and amortization                  11,089     21,916
   Interest expense and prepayment penalty        52,234     33,599
                                                --------   --------
      Total expenses                              92,911    138,644
                                                --------   --------
Net loss from operations                         (45,255)      (444)
                                                --------   --------
Gain on sale of property                         597,493         --
                                                --------   --------
Net income (loss)                               $552,238   $   (444)
                                                ========   ========
Net income (loss) allocated to HPP'89           $360,777   $   (291)
                                                ========   ========
Net income (loss) allocated to other partners   $191,461   $   (153)
                                                ========   ========

(4)  COMMITMENT

     The Partnership engages Gunn Financial, Incorporated (GFI), an unaffiliated Massachusetts corporation, to provide accounting, asset management and investor services. GFI provides such services for an annual management fee plus reimbursement of all its costs of providing these services. Through June 30, 2005, the annual fee was $54,000, however, effective July 1, 2005 the annual fee was reduced to $36,000. The agreement originally expired on June 30, 2006 or liquidation of the Partnership, as defined. On June 8, 2006, the termination date was extended to June 30, 2007. All other terms and conditions remain in full force and effect. For the six months ended June 30, 2006 and 2005, GFI was reimbursed $148,363 and $124,798, respectively, for operating costs.

(5)  SUBSEQUENT EVENT

     On July 27, 2006, the General Partner committed to a plan of liquidation and anticipates the Partnership will liquidate and dissolve before December 31, 2006. Effective July 27, 2006, HPP'89 will adopt the liquidation basis of accounting.

(6)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, deposit, accounts payable and accrued expenses at June 30, 2006 approximate their fair values due to their short maturities. All financial instruments are held for non-trading purposes.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                  JUNE 30, 2006

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

     The Partnership capitalizes as investment in real estate the initial acquisition of property and equipment and those expenditures incurred that extend the useful life of the related assets. Expenditures for maintenance and repairs, including major repairs and replacements made as part of a periodic maintenance program to restore the assets repaired to substantially original condition, are expensed as incurred. During the six months ended June 30, 2006, the Partnership did not record any expenses of major repairs and maintenance costs incurred as part of a periodic maintenance program rather than capitalizing such expenditures.

     The Partnership reviewed its long-lived assets, including investment in real estate and its investment in investee entity, for impairment whenever events or changes in circumstances indicated that the carrying value of the asset may not be recoverable. An impairment loss is required to be recognized if the sum of the expected future cash flows, undiscounted and excluding interest expense, from the use and/or disposition of the asset is less than the carrying value of the asset. For the six months ended June 30, 2006, the Partnership did not recognize an impairment loss.

Plan of Operation. The Partnership terminated its offering of Units on December 29, 1989, at which time Limited Partners had purchased 26,588 Units, representing gross contributions of $26,588,000. Such amounts originally contributed represent 100% of the Limited Partners' capital contributions after deduction of selling commissions, organizational and sales costs, acquisition fees and reserves. The Partnership invested cash flow from the property in normal repairs and maintenance.

On February 23, 2006, 402 Julia sold its real property to an affiliate of the local general partner of 402 Julia for $1,800,000, as further discussed below. The Partnership received distributions from 402 Julia of $752,912 for the three months ended March 31, 2006. As of March 31, 2006, 402 Julia concluded its business operations.

On June 29, 2006, Portland Lofts sold its real property to SP/Honeyman, LLC, a Delaware Limited Liability Company for $11,000,000, as further discussed below. The Partnership received distributions from Portland Lofts of $78,000 for each of the six month periods ended June 30, 2006 and 2005.

As of June 30, 2006, cash and cash equivalents total $7,746,528. The Partnership's cash is used primarily to fund general and administrative expenses of managing the public fund.

On July 27, 2006, the General Partner committed to a plan of liquidation and anticipates the Partnership will liquidate and dissolve before December 31, 2006.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                  JUNE 30, 2006
                                   (CONTINUED)

Cash flows from discontinued operations reported in the Statement of Cash Flows for the six months ended June 30, 2006 consist of net cash provided by operating activities of $171,367, net cash provided by investing activities of $10,958,764, cash used in financing activities of $4,737,650 and an increase in cash and cash equivalents of $6,392,481. Cash flows from discontinued operations reported in the Statement of Cash Flows for the six months ended June 30, 2005 consist of net cash provided by operating activities of $55,539, cash used in investing activities of $26,849, cash used in financing activities of $65,240 and a decrease in cash and cash equivalents of $36,550.

Management's Discussion and Analysis of Financial Condition and Results of Operations. The Partnership accounted for its investment in 402 Julia using the equity method of accounting. The consolidated financial statements as of and for the three and six months ended June 30, 2006 and 2005 include the accounts and transactions of the Partnership and Portland Lofts Associates Limited Partnership after elimination of all inter-company accounts. The transactions of Portland Lofts on the Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005 are classified as income from discontinued operations.

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

In November 2005 an unaffiliated third party made an offer to purchase the property for $1,800,000 ("the Offer"). The purchase price was confirmed by an independent property appraisal. Under the 402 Julia partnership agreement, the Partnership exercised its right to cause to sell the property and gave notice to the local general partner of 402 Julia of its intentions to sell the land and building. The local general partner exercised his right, under the 402 Julia partnership agreement, to purchase the property at the same price and terms as set forth in "the Offer". On February 23, 2006, 402 Julia sold its real property to an affiliate of the local general partner of 402 Julia for $1,800,000. As of March 31, 2006, 402 Julia concluded its business operations. For the three months ended March 31, 2006 (the date of 402 Julia's dissolution), 402 Julia recorded net income of approximately $552,200, inclusive of a gain on sale of property of approximately $597,500 and amortization of approximately $11,100. For the six months ended June 30, 2005, 402 Julia recorded a net loss of approximately $400 which included depreciation and amortization of approximately $21,900.

On April 14, 2006, Portland Lofts entered into a Purchase and Sale Agreement to sell its real property. The purchase price was confirmed by an independent property appraisal. On June 29, 2006, Portland Lofts' real property was sold to SP/Honeyman, LLC, a Delaware Limited Liability Company, for $11,000,000.

For the period January 1, 2006 through June 29, 2006 (the sale date of the property), Portland Lofts recorded an economic occupancy of 91% for its residential units and an economic occupancy of 98% for its commercial space for a combined economic occupancy of 93%. For the six months ended June 30, 2005, Portland Lofts recorded an economic occupancy of 86% for its residential units and an economic occupancy of 86% for its commercial space for a combined economic occupancy of 86%. For the six months ended June 30, 2006, Portland Lofts recorded a gain on the sale of real estate of approximately $6,471,600 and operating net loss of approximately $276,100 (excluding expenses of approximately $51,600 related to discontinued operations paid by the Partnership) which included depreciation and amortization of approximately $70,600. For the six months ended June 30, 2005, Portland Lofts recorded a net loss of approximately $27,000 which included depreciation and amortization of approximately $119,400.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
                                  JUNE 30, 2006
                                   (CONTINUED)

The Partnership recorded consolidated net income of approximately $6,007,400 for the three months ended June 30, 2006, as compared to consolidated net loss of approximately $62,100 for the three months ended June 30, 2005. The Partnership recorded consolidated net income of approximately $6,385,000 for the six months ended June 30, 2006, as compared to consolidated net loss of approximately $186,400 for the six months ended June 30, 2005. These increases were primarily caused by the income from discontinued operations for both the three and six months ended June 30, 2006 and an increase in equity in income of Investee Entity for the six months ended June 30, 2006 as compared to the same periods in 2005. The increase in income from discontinued operations is primarily due to the sale of Portland Lofts' real property in the second quarter of 2006, as discussed above. As a result of the sale of Portland Lofts' real property, the Partnership recorded a gain on the sale of approximately $6,471,600 and incurred a business tax in the City of Portland, based on the taxable gain on the sale, of approximately $330,000. Equity in income of Investee Entity increased as a result of the sale of 402 Julia's real property on February 23, 2006, as discussed above. As a result of the sale of 402 Julia's real property, the Partnership, under the equity method of accounting, recorded a gain on sale of approximately $390,300 in the first quarter of 2006.

Item 3. Controls and Procedures.

The General Partner (performing similar functions of Chief Executive Officer and Chief Financial Officer) and Robert Gunn (President of GFI, performing similar functions of Financial Officer) have evaluated the effectiveness of the Partnership's disclosure controls and procedures as of June 30, 2006, and have determined there are sufficient internal controls in place for the Partnership, Portland Lofts and 402 Julia (through March 31, 2006) to effectively report all adjustments necessary in order to make the consolidated financial statements and footnotes not misleading. Management has not made any changes to the internal controls or in other factors that could significantly affect internal controls, subsequent to the date of our most recent evaluation.

            HISTORIC PRESERVATION PROPERTIES 1989 LIMITED PARTNERSHIP
                           PART II - OTHER INFORMATION
                                  JUNE 30, 2006

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

     (e) Reports on Form 8-K - Sale of Portland Lofts Associates Limited Partnership's real property dated June 29, 2006 and filed with the Commission on July 6, 2006.

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

                                        HISTORIC PRESERVATION PROPERTIES 1989
                                        LIMITED PARTNERSHIP

                                        By: Boston Historic Partners Limited
                                            Partnership, General Partner

                                        By: Portfolio Advisory Services,
                                            Inc., General Partner


Date: August 10, 2006                   By: /s/ Terrence P. Sullivan
                                            ------------------------------------
                                            Terrence P. Sullivan,
                                            President

                                        and


Date: August 10, 2006                   By: /s/ Terrence P. Sullivan
                                            ------------------------------------
                                            Terrence P. Sullivan,
                                            General Partner